Form 10-Q
period 2013-03-31
Receptos, Inc.
filed 2013-06-20
CIK 1463729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35900

RECEPTOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4190792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10835 Road to the Cure, Suite 205, San Diego CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 652-5700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of June 12, 2013 was 18,337,920.

RECEPTOS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2012	March 31, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,427	$18,312
Prepaid expenses and other current assets	786	2,291
Total current assets	6,213	20,603
Property and equipment, net	549	457
Other assets, net	141	152
Total assets	$6,903	$21,212

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,019	$1,887
Accrued payroll	1,028	557
Accrued expenses	1,682	2,308
Repurchase liability for unvested restricted stock awards	188	164
Current portion of deferred revenue	2,225	2,225
Total current liabilities	6,142	7,141
Deferred revenue, less current portion	700	280
Deferred rent	228	200
Total liabilities	7,070	7,621
Series A Convertible Preferred Stock, $0.001 par value; 39,375,697 shares authorized, issued and outstanding at December 31, 2012 and March 31, 2013; liquidation preference of $27,563	27,260	27,260
Series B Convertible Preferred Stock, $0.001 par value; 48,543,700 shares authorized 12,357,561 and 32,953,499 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively; liquidation preference of $12,728 and $33,942 at December 31, 2012 and March 31, 2013, respectively	12,556	35,804
Stockholders’ deficit:
Common stock, $0.001 par value; 113,532,927 shares authorized; 2,417,024 and 2,760,766 shares outstanding at December 31, 2012 and March 31, 2013, respectively	2	3
Additional paid-in capital	7,604	7,762
Accumulated deficit	(47,589)	(57,238)
Total stockholders’ deficit	(39,983)	(49,473)
Total liabilities, convertible preferred stock and stockholders’ deficit	$6,903	$21,212

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2013

Collaborative revenue	$1,325	$1,488
Operating expenses:
Research and development	4,398	8,020
General and administrative	825	1,062
Total operating expenses	5,223	9,082
Loss from operations	(3,898)	(7,594)
Other income (expense):
Interest income	6	1
Deemed dividend	—	(2,056)
Other expense	(10)	—
Net loss and comprehensive loss	$(3,902)	$(9,649)

Net loss per share, basic and diluted	$(3.53)	$(5.46)
Shares used to compute net loss per share, basic and diluted	1,106,465	1,766,798

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities
Net loss	$(3,902)	$(9,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Deemed dividend	—	2,056
Stock-based compensation expense	48	109
Depreciation and amortization	186	92
Deferred revenue	656	(420)
Deferred rent	69	(28)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	143	6
Accounts payable and accrued expenses	(377)	843
Accrued payroll	(387)	(471)
Net cash used in operating activities	(3,564)	(7,462)

Cash flows from investing activities
Purchases of property and equipment	(75)	—
Net cash used in investing activities	(75)	—

Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock	12,556	21,192
Proceeds from exercise of common stock options and common stock warrants	20	26
Proceeds from early exercise of stock options	69	—
Deferred public offering costs	—	(871)
Net cash provided by financing activities	12,645	20,347
Increase in cash and cash equivalents	9,006	12,885
Cash and cash equivalents at beginning of the period	11,336	5,427
Cash and cash equivalents at end of the period	$20,342	$18,312

Supplemental cash flow information
Accrued expenses relating to deferred initial public offering costs	$—	$619
Release of repurchase liability for stock options and restricted stock shares vested during the period	$9	$24

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

1.              Organization and Basis of Presentation

Description of Business

Receptos, Inc. is a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disease for specialty markets including for Relapsing Multiple Sclerosis (RMS), Inflammatory Bowel Disease (IBD) and Eosinophilic Esophagitis (EoE). The Company was incorporated in the state of Delaware on September 26, 2008 under the name Receptor Pharmaceuticals, Inc, and commenced significant operations in 2009. On May 11, 2009, (i) Receptor Pharmaceuticals, Inc. filed an Amended and Restated Certificate of Incorporation which, among other things, changed its name to Receptos, Inc., and (ii) pursuant to an Agreement and Plan of Merger by and among Receptos, Inc., Apoptos Acquisition Corporation (a wholly owned subsidiary of Receptos, Inc.) and Apoptos, Inc., Apoptos Acquisition Corporation merged with and into Apoptos, Inc. with Apoptos, Inc. continuing as the surviving corporation and becoming a wholly owned subsidiary of Receptos, Inc. As used in this report, unless the context suggests otherwise, “the Company” and “Receptos” mean Receptos, Inc.

The condensed consolidated financial statements include the accounts of Receptos, Inc. and its wholly-owned subsidiary, Apoptos, Inc. (Apoptos), which is currently inactive. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in our final prospectus filed with the SEC on May 9, 2013 relating to our Registration Statement on Form S-1 (File No. 333-187737) for our initial public offering (IPO).

On April 25, 2013, the Company implemented a 1-for-7.5 reverse stock split of its outstanding common stock. The reverse stock split resulted in an adjustment to the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying condensed consolidated financial statements give retroactive effect to the reverse split for all periods presented.

In May 2013, the Company completed its initial public offering of 5,933,277 shares of common stock at an offering price of $14.00 per share, which included the exercise by the underwriters of their option to purchase 733,277 additional shares of common stock. The Company received net proceeds of approximately $75.0 million, after deducting underwriting discounts, commissions and offering-related transaction costs.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and accompanying notes in conformity with GAAP in the United States requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals, revenue recognition and stock-based compensation. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Liquidity

The Company has incurred losses since inception and negative cash flows from operating activities and, as of March 31, 2013, the Company had an accumulated deficit of $57.2 million and cash and cash equivalents of $18.3 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its lead drug candidate RPC1063; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company plans to continue to fund its losses from operations and capital funding needs through future debt and equity financing as well as potential additional collaborations. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2.              Summary of Significant Accounting Policies

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment operating primarily in the US.

Cash and Cash Equivalents

The Company classifies time deposits and other investments that are highly liquid and have maturities of 90 days or less at the date of purchase as cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents include cash in checking and money market accounts.

Fair Value of Financial Instruments

The carrying amounts of all cash equivalents, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short nature of these items.

The valuation of assets and liabilities are subject to fair value measurements using a three tiered approach and fair value measurement is classified and disclosed by the Company in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Cash and cash equivalents are measured at fair value on a recurring basis. As of December 31, 2012 and March 31, 2013, cash equivalents are classified within the Level 1 designation as noted above. As of December 31, 2012 and March 31, 2013, the carrying amount of cash equivalents was $5.3 million and $18.3 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents consisted of funds held in a money market account. As of December 31, 2012 and March 31, 2013, the Company does not hold any Level 2 or Level 3 financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. The Company maintains cash equivalents with two financial institutions. The Company invests excess cash in money market accounts. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Property and Equipment

The Company carries its property and equipment at cost and computes depreciation using the straight-line method over the estimated useful lives of the assets (generally three years). The Company amortizes leasehold improvements over the lease term or the useful life of the improvement, whichever is shorter (including any renewal periods that are deemed to be reasonably assured). The Company expenses repair and maintenance costs that do not improve service potential or extend economic life as incurred.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through March 31, 2013.

Deferred Offering Costs

Deferred offering costs totaling $0.1 million and $1.5 million are included in other current assets at December 31, 2012 and March 31, 2013, respectively. These costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of its common stock. Offering costs were being deferred until the completion of the Company’s initial public offering on May 14, 2013, at which time these costs were reclassified to additional paid-in capital as a reduction of the proceeds from the offering.

Income Taxes

The Company follows the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Revenue Recognition

The Company enters into arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. The Company’s arrangements may contain upfront payments, license fees for research and development arrangements, research and development funding and milestone payments under collaborative agreements. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized separately for each element when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Upfront Fees. When management determines the Company has a single unit of accounting on deliverables under its collaborative arrangements, upfront fees received for license and collaborative agreements are recognized ratably over the expected performance period under each respective arrangement. The Company’s collaborations to date have had stated periods of performance; however, the agreement with Ono Pharmaceutical Co., Ltd., or Ono, contains an option whereby Ono may choose to extend the development period. As a result, management makes its best estimate of the period over which the Company expects to fulfill its performance obligations under that agreement. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

Milestones. The Company evaluates all milestones, at the beginning of the agreement to determine if they meet the definition of a substantive milestone. Revenue is recognized from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance and its achievability was not reasonably assured at the inception of the agreement, (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payments appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.

The Company’s collaboration arrangements provide for payments upon the achievement of research milestones, such as providing structure solutions with candidate compounds for certain targets. Given the challenges inherent in determining high resolution structure solutions for G protein-coupled receptor (GPCR) targets, there was substantial uncertainty whether any such milestones would be achieved at the time the Company entered into these collaboration arrangements. In addition, the Company evaluated whether the research milestones met the remaining criteria to be considered substantive. As a result of its analysis, management considers most of the Company’s research milestones to be substantive and, accordingly, it expects to recognize as revenue future payments received from such milestones as each milestone is achieved. For those milestones that in management’s judgment did not meet the additional criteria to be considered substantive, these payments are deferred upon achievement and recognized ratably in the condensed consolidated statements of operations and comprehensive loss over the remaining estimated period of its performance.

Deferred Revenue. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

Research and Development

Research and development costs are expensed as incurred.

Patent Expenses

Costs related to filing and pursuing patent applications are recorded as general and administrative expense since recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options granted to employees and members of its board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model net of estimated forfeitures. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method. In accordance with the authoritative accounting literature, options subject to both performance and time-based vesting conditions are expensed using an accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as though the award was in substance multiple awards, resulting in accelerated expense recognition during the earlier vesting periods.

The Company accounts for stock options granted to non-employees, including members of the scientific advisory board, using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. Comprehensive loss is equal to net loss for all periods presented.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 0.9 million and 0.8 million shares as of March 31, 2012 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, stock options and warrants.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. The following table summarizes the weighted-average anti-dilutive securities excluded from the calculation of diluted net loss per share (in thousands):

	Three months ended March 31,
	2012	2013
Convertible preferred stock	46,804	57,958
Common stock equivalents:
Options to purchase common stock	366	141
Warrants to purchase common stock	389	—
Total	47,559	58,099

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on the Company’s consolidated financial statements.

3.              Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	December 31, 2012	March 31, 2013
Prepaid contract research	$435	$435
Prepaid maintenance agreements	92	94
Deferred IPO costs	77	1,490
Prepaid rent	69	70
Prepaid insurance	62	73
Prepaid other	51	129
	$786	$2,291

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

	Useful life	December 31, 2012	March 31, 2013
Laboratory equipment	3 years	$2,940	$2,940
Computer equipment and software	3 years	226	226
Leasehold improvements	7 years	854	854
		4,020	4,020
Less accumulated depreciation and amortization		(3,471)	(3,563)
Property and equipment, net		$549	$457

Depreciation and amortization expense was $0.2 million and $0.1 million for the three-months ended March 31, 2012 and 2013, respectively.

Accrued Expenses

The following table summarizes major classes of accrued liabilities (in thousands):

	December 31, 2012	March 31, 2013
Clinical trial accrual	$1,289	$1,755
Accrued offering costs	—	342
Accrued royalty payable	176	—
Other accrued liabilities	217	211
	$1,682	$2,308

4.              Collaborative Arrangements

The Company has entered into various license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies. Under these arrangements, the Company is entitled to receive license fees, upfront payments, milestone payments when and if certain research milestones are achieved, development milestones in one instance based solely upon the Company’s partner’s performance and/or reimbursement for research and development activities. All of the Company’s collaboration arrangements are generally cancelable by its partners without significant financial penalty to the partner. The Company’s costs of performing these services are included in research and development expense.

The Company’s collaborative arrangement with Eli Lilly and Company was entered into prior to January 2011. The arrangement was subject to the previous accounting for multiple-element arrangements and was analyzed to determine whether the elements within the agreement could be separated or whether they must be accounted for as a single unit of accounting. Under this arrangement, management determined there was not objective and reliable evidence of fair value of the undelivered element items, which for the Company was research and development activities. Consideration received was recognized under the arrangement as revenue on a straight-line basis over the estimated period of performance, which for this contract was the contract term.

The Company’s collaboration agreement with Ono also provides for contingent payments to the Company for development milestones based solely upon Ono’s performance, which do not meet the definition of a milestone. For such contingent amounts, as the Company will have no ongoing obligation as of this time, it expects to recognize the payments as revenue when earned under the applicable contract, provided that collection is reasonably assured.

The Company recognized collaborative revenue under these arrangements as follows (in thousands):

	Three months ended March 31,
Partner	2012	2013
Ono Pharmaceutical Co., Ltd.	$695	$1,488
Eli Lilly and Company	630	—
Total collaborative revenue	$1,325	$1,488

Collaboration with Ono Pharmaceutical Co., Ltd. In December 2011, the Company entered into a 30-month co-exclusive Collaboration Agreement, or the Ono Agreement, with Ono to utilize its proprietary GPCR structure determination technologies for the identification of high resolution novel protein crystal structure of an Ono proprietary GPCR drug discovery target. Ono will receive an exclusive license, even as to the Company, with the right to sublicense, under all of the Company’s interests in certain intellectual property rights developed as part of the collaboration. Upon payment of all pre-defined research milestones in the Ono Agreement, the Company’s interests in such intellectual property rights will thereafter be assigned to Ono. Ono will also receive a non-exclusive license, with the right to sublicense, under certain other intellectual property rights. Upon payment of the first development milestone payment to the Company, such license from the Company to Ono shall become perpetual.

In December 2011, as consideration for technology access over the term, Ono paid the Company an upfront, non-refundable fee of $2.5 million. The Company is responsible for successful completion of protein expression, crystallization studies and structure determination with respected to the GPCR drug discovery target for Ono and Ono is providing research funding through the term of the agreement. During 2012, the Company achieved three research milestone events under the Ono Agreement and received $3.5 million in payments. Of this amount, the Company’s management determined that milestones with payments which aggregated to $1.5 million did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception of the Ono Agreement, and therefore related payments are being amortized over the remaining term of the agreement. For the remaining research milestones, including the balance of $2.0 million received in December 2012, the Company’s management determined all criteria necessary for concluding the milestones to be substantive were met at the inception of the Ono Agreement, and as such, the $2.0 million received was recognized in the condensed consolidated statements of operations and comprehensive loss in the fourth quarter of 2012. In March 2013, the Company achieved another substantive research milestone and received $0.3 million. Future potential substantive milestones based upon the Company’s research efforts could total up to $2.0 million. Future potential development milestones based on Ono’s efforts could total up to $15.0 million. In addition, on a quarterly basis, Ono will pay to the Company research and development support.

It was determined that there was one unit of accounting under the Ono Agreement which is a collaborative arrangement to provide research and development services. The $2.5 million non-refundable fee is being recognized on a straight-line basis over 30 months, which is the contract term. The quarterly research and development support payments are being recognized in the condensed consolidated statements of operations and comprehensive loss as collaborative revenue as the services are provided.

The Company recorded collaborative revenue, including milestone payments, under the Ono Agreement of approximately $0.7 million and $1.5 million during the three months ended March 31, 2012 and 2013, respectively. As of March 31, 2013, deferred revenues under this agreement are approximately $2.5 million.

Eli Lilly and Company. In December 2010, the Company entered into a two year co-exclusive Collaborative Agreement with Eli Lilly and Company, or Lilly, to utilize its proprietary GPCR structure determination technologies, including application of such technologies to the development of potential modulators directed to an undisclosed GPCR target.  In January 2011, as consideration for technology access over the term, Lilly paid the Company an upfront, non-refundable fee of $5.0 million and upon the successful achievement of milestones related to the identification of Structurally Enabled Hits, or SEHs, as defined, to an undisclosed GPCR target, the Company was eligible to receive from Lilly additional payments. The Company does not expect to receive any future milestone payments from Lilly.

The Company was responsible for conducting certain research activities with respect to the undisclosed GPCR target and sharing certain information in pursuit of potential drug candidate leads. The agreement expired on December 31, 2012, and each of the Company and Lilly retain the right to use the research and development know-how for future research activities. It was determined that there was one unit of accounting under the Lilly contract. As a result, the $5.0 million non-refundable fee was recognized on a straight-line basis over two years, which was the contract term. The Company recorded collaborative revenue under this agreement of $0.6 million during the three months ended March 31, 2012.

5.              Commitments and Contingencies

License Agreements

The Company has license agreements with The Scripps Research Institute, or TSRI, that require it to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties.

S1P1R Modulators License Agreement. In April 2009, the Company entered into a License Agreement with TSRI whereby the Company received (i) an exclusive worldwide license under the Licensed Patent Rights, as defined, for sphingosine 1-phosphate 1 receptor (S1P1R) modulators and (ii) a non-exclusive worldwide license to the Licensed Materials, as defined. In consideration, the Company:

•                  issued 17,930 and 7,276 shares of common stock to TSRI in May and November 2009, respectively,

•                  agreed to pay a nominal annual maintenance fee,

•                  is responsible for paying royalties on annual net sales of Licensed Product, as defined, ranging between 1.5% and 2.0%, for Licensed Product until such time as the expiration of the last valid claim,

•                  is responsible for paying royalties ranging between 0.75% and 1.0%, on annual net sales of Non-Patent Product, as defined, until such time as:

•                  one or more generic versions of such Non-Patent Product are commercially sold, and

•                  the Company demonstrates to TSRI that sales of such generic products account for a specific percentage of aggregate unit sales in a calendar quarter,

•                  is responsible for paying product development milestone payments not to exceed $4.4 million, and

•                  is responsible for paying a percentage of any sublicense revenue payments received by the Company.

In the last quarter of 2012, with the dosing of its first patient, the Company met the first milestone under this agreement and recorded an accrued liability of $25,000 as of December 31, 2012. During the three months ended March 31, 2012, no consideration was paid to TSRI under this agreement. During the three months ended March 31, 2013, consideration paid to TSRI under this agreement totaled $25,000.

Technology Platform License Agreement. In June 2009, the Company entered into a Technology Platform License Agreement with TSRI whereby the Company received (i) an exclusive worldwide license under the Licensed Patent Rights, as defined, and (ii) a non-exclusive worldwide license under the Know-How, as defined. In consideration, the Company:

•                  issued 17,930 and 7,276 shares of common stock to TSRI in June and November 2009, respectively,

•                  agreed to pay a nominal annual maintenance fee beginning after June 18, 2011, which shall be credited against running royalties during the term of the Agreement,

•                  shall pay running royalties at a de minimus rate of annual net sales of Company Products, as defined, until June 18, 2019,

•                  shall pay product development milestone payments not to exceed approximately $1.0 million, and

•                  shall make non-creditable, non-refundable Aggregate Technology Income (ATI), as defined, payments of

•                  7.5% of the first $100 million of cumulative ATI, except that no ATI payments shall be due on the first $2.5 million in cumulative ATI, and

•                  a reduced percentage of that portion of cumulative ATI that is in excess of $100 million.

All product development milestone and ATI payments are payable up to June 18, 2027. Royalty consideration paid to TSRI under this agreement for the three months ended March 31, 2012 and 2013, was $0.4 million and $0.2 million, respectively. Such amounts were expensed as incurred and are included in research and development in our condensed consolidated statements of operations and comprehensive loss.

Operating Lease

The Company’s lease to rent laboratory and office space in San Diego, California commenced in March 2008 and as amended, expires in October 2014. The Company also has two options to extend the lease for successive three-year periods. Under the terms of the lease, the Company maintains a letter of credit totaling $0.1 million which is included in other assets in the accompanying condensed consolidated balance sheets. The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease term of March 2008 through October 2014. Rent expense in each of the three months ended March 31, 2012 and 2013 was $0.2 million. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. As of both December 31, 2012 and March 31, 2013, deferred rent was $0.2 million. The Company also pays property taxes, maintenance and insurance, in addition to rent.

In February 2012, February 2013 and March 2013, in connection with the closing of the Company’s Series B Convertible Preferred Stock financing, a sister company of the Company’s landlord purchased an aggregate of 2,912,621 shares of Series B Convertible Preferred Stock for cash proceeds of $3.0 million.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2013, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

6.              Convertible Preferred Stock, Common Stock and Warrants

Convertible Preferred Stock

The Company’s convertible preferred stock has been classified as temporary equity in the accompanying condensed consolidated balance sheets instead of in stockholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock can cause its redemption.

The authorized, issued and outstanding shares of convertible preferred stock by series are as of December 31, 2012:

	Shares Authorized	Shares Outstanding	Liquidation Preference
Series A	39,375,697	39,375,697	$27,562,988
Series B	48,543,700	12,357,561	12,728,288
	87,919,397	51,733,258	$40,291,276

The authorized, issued and outstanding shares of convertible preferred stock by series are as of March 31, 2013:

	Shares Authorized	Shares Outstanding	Liquidation Preference
Series A	39,375,697	39,375,697	$27,562,988
Series B	48,543,700	32,953,499	33,942,104
	87,919,397	72,329,196	$61,505,092

Voting Rights. Preferred stockholders had voting rights equal to the number of common shares they would own upon conversion of their shares of preferred stock, which was on a 1-for-7.5 basis into common stock immediately prior to the closing of the Company’s IPO on May 14, 2013.

Dividends. As of March 31, 2013, (i) the holders of the Series B Convertible Preferred Stock were entitled to receive annual noncumulative dividends at a rate of $0.0824, subject to certain anti-dilution adjustments; (ii) the Series B Convertible Preferred Stock dividends were payable when and if declared by the Company’s Board of Directors and were payable in preference and in priority to any dividends on the Series A Convertible Preferred Stock and common stock; (iii) the holders of the Series A Convertible Preferred Stock were entitled to receive annual noncumulative dividends at a rate of $0.056, subject to certain anti-dilution adjustments; (iv) the Series A Convertible Preferred Stock dividends were payable when and if declared by the Company’s Board of Directors; and (v) the Series A Convertible Preferred Stock dividends were payable in preference and in priority to any dividends on common stock.

Liquidation Preferences. As of March 31, 2013: (i) the holders of the Series B Convertible Preferred Stock were entitled to receive liquidation preferences at the rate of $1.03 per Series B Convertible Preferred Stock share, subject to certain anti-dilution adjustments; (ii) liquidation payments to the holders of Series B Convertible Preferred Stock had priority and were to be made in preference to any payments to the holders of Series A Convertible Preferred Stock and common stock; (iii) the holders of the Series A Convertible Preferred Stock were entitled to receive liquidation preferences at the rate of $0.70 per Series A Convertible Preferred Stock share, subject to certain anti-dilution adjustments; (iv) liquidation payments to the holders of Series A Convertible Preferred Stock had priority and were to be made in preference to any payments to the holders of common stock; and (v) after payment of the liquidation preferences, the remaining assets, if any, were to be distributed to the holders of the common stock on a pro rata basis.

Conversion. Immediately prior to the IPO: (i) the shares of Series B and Series A Convertible Preferred Stock were convertible on a 1-for-7.5 basis into shares of common stock at the option of the holder, subject to certain anti-dilution adjustments; and (ii) each share of Series B Convertible Preferred Stock and Series A Convertible Preferred Stock (collectively, Convertible Preferred Stock) was automatically convertible into common stock at such ratio immediately upon the earlier of (x) the Company’s sale of its common stock at a price of at least $15.75 per share in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, in which the gross cash proceeds are at least $30,000,000 or (y) the date and time, or the occurrence of an event, specified by written consent or vote of the holders of at least 63.5% of the then-outstanding Convertible Preferred Stock. Pursuant to the foregoing clause (x), all outstanding shares of Convertible Preferred Stock were converted into shares of common stock upon the closing of the IPO.

Issuance of Series B Convertible Preferred Stock

In February and March 2012, the Company issued 12,357,561 shares of Series B Convertible Preferred Stock under a Series B Preferred Stock Purchase Agreement, at $1.03 per share, for net proceeds of $12.5 million.

On February 19, 2013, pursuant to the terms of the Series B Preferred Stock Purchase Agreement dated as of February 3, 2012, the Company closed a second tranche financing for 12,357,561 shares of Series B Convertible Preferred Stock, at $1.03 per share, for net proceeds of $12.7 million.

On March 27, 2013, pursuant to the terms of the Series B Preferred Stock Purchase Agreement dated as of February 3, 2012, the Company closed a third tranche financing for 8,238,377 shares of Series B Convertible Preferred Stock, at $1.03 per share, for net proceeds of $8.4 million. The Series B Convertible Preferred Stock issued in the third tranche financing was sold at a price per share below the reassessed deemed fair value of the Company’s common stock at that time. Accordingly, the Company recorded a deemed dividend of $2.1 million during the first quarter of 2013 associated with the issuance of such shares, which is equal to the number of shares of Series B Convertible Preferred Stock sold on that date multiplied by the difference between the estimated value of the underlying common stock and the Series B conversion price per share on that date.

Conversion of Preferred Stock

On May 14, 2013, the 72,329,196 outstanding shares of Convertible Preferred Stock automatically converted into an aggregate of 9,643,877 shares of common stock immediately prior to the closing of the Company’s initial public offering.

Common Stock

In May 2009, in conjunction with the formation of Receptos, the Company issued 199,999 shares of restricted common stock to certain founders. The restrictions will lapse over a four-year period, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably monthly thereafter. As of March 31, 2013, 8,334 shares remained unvested.

In July 2009, in conjunction with the formation of Receptos, the Company sold 279,998 shares of restricted common stock to certain officers with a per share price of approximately $0.08, for gross proceeds of approximately $21,000. The restrictions will lapse as follows: (i) 199,998 vests over a four-year period commencing in May 2009, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably monthly thereafter; and (ii) 80,000 shares are subject to both performance-based criteria and time-based vesting conditions. The milestones associated with these 80,000 shares had been met as of December 31, 2012 and are now subject to only time-based vesting through November 19, 2015. As of March 31, 2013, 8,334 shares with service-only restrictions were unvested and subject to repurchase by the Company. As of March 31, 2013, 35,736 shares associated with performance-based criteria were subject to repurchase by the Company.

The Company’s 2008 Stock Plan, or the 2008 Plan, allows for early exercise of option awards under the plan. As of December 31, 2012, options for the purchase of 981,941 shares of the Company’s common stock had been exercised, of which 522,780 were unvested and subject to repurchase. As of March 31, 2013, options for the purchase of 982,830 shares of common stock had been exercised, of which 452,453 were unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of each of the periods ended December 31, 2012 and March 31, 2013, the early exercise liability was $0.2 million. During the year ended December 31, 2012 and the three months ended March 31, 2013, no shares were repurchased by the Company.

Common Stock Warrants

As of December 31, 2012, warrants for the purchase of 342,854 shares of the Company’s common stock were outstanding. During the first quarter of 2013, all previously outstanding warrants, with an exercise price of approximately $0.08 per share, were exercised for proceeds of approximately $26,000. As of March 31, 2013, there were no warrants outstanding.

7.              2008 Stock Plan

In May 2009, the Company adopted the 2008 Plan which provides for the issuance of restricted common stock as well as non-qualified and incentive common stock options to its employees, members of the board of directors, members of the scientific advisory board and consultants. The Company is authorized to grant awards for up to 1,288,485 shares under the 2008 Plan.  As of March 31, 2013, 86,768 shares remained available for future awards. The Company has made time-based and performance-based stock option and restricted stock awards under the 2008 Plan. Time-based awards generally vest over a four-year period commencing on the first anniversary of the date of grant, while performance-based awards generally vest 25% upon achievement of a milestone event, with monthly time-based vesting over the subsequent 36-months. Milestone events are specific to the Company’s corporate goals, including but not limited to the first dosing of patients in the Company’s clinical trials, closing of financings for a specified amount and closing of strategic partnerships. Awards under the 2008 Plan generally expire ten years from the date of grant.

Total stock-based compensation expense for equity awards to employees and non-employees was as follows (in thousands):

	Three months ended March 31,
	2012	2013
Research and development	$41	$60
General and administrative	7	49
Total stock-based compensation expense	$48	$109

8.              Related-Party Transactions

In May 2009, the Company entered into consulting agreements with certain of its founders. Under the terms of these agreements the founders would serve in an advisory capacity with respect to the Company’s research and development activities. As compensation for services provided, the founders received (i) an aggregate quarterly consulting fee of $51,000, (ii) an aggregate of 199,999 shares of the Company’s common stock, subject to certain vesting restrictions, and (iii) options to acquire an aggregate of 100,000 shares of common stock, subject to certain performance-based criteria. Effective July 1, 2012, the quarterly compensation under certain of the consulting agreements with the founders was revised. The aggregate quarterly consulting fee is $33,000, effective July 1, 2012.

In each of the three months ended March 31, 2012 and 2013, compensation paid under these agreements was approximately $45,000 and $33,000, respectively.

9.              Subsequent Events

Initial Public Offering

In May 2013, the Company completed its IPO of 5,933,277 shares of common stock at an offering price of $14.00 per share, which included the exercise by the underwriters of their option to purchase 733,277 additional shares of common stock. The Company received net proceeds of approximately $75.0 million, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with our initial public offering, the following events occurred subsequent to March 31, 2013:

•                  On May 14, 2013, the 72,329,196 outstanding shares of Convertible Preferred Stock automatically converted into an aggregate of 9,643,877 shares of common stock immediately prior to the closing of the Company’s initial public offering, or IPO; and

•                  On May 14, 2013, the Company filed an amended and restated certificate of incorporation to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

The table below shows, on a pro forma basis, the impact of the Company’s IPO on certain condensed balance sheet items (in thousands):

	March 31, 2013	Pro forma March 31, 2013
Cash and cash equivalents	$18,312	$94,192
Prepaid expenses and other assets	2,291	801
Accounts payable and accrued expenses	4,195	3,576
Convertible preferred stock	63,064	—
Common stock	3	18
Additional paid-in capital	7,762	145,820
Total stockholders’ (deficit) equity	$(49,473)	$88,600

Effective upon the closing of the IPO, the Company’s board of directors and stockholders approved the 2013 Stock Incentive Plan (the 2013 Plan). The number of shares of common stock available for future grant under the 2013 Plan is equal to the sum of (i) 1,093,333, (ii) the number of shares subject to outstanding awards under the 2008 Plan that are subsequently forfeited or terminated for any reason before being exercised or settled, (iii) the number of shares subject to vesting restrictions under the 2008 Plan that are subsequently forfeited, and (iv) the number of reserved shares not issued or subject to outstanding grants under the 2008 Plan (which is 53,267 shares).  In addition, the number of shares of common stock that may be issued under the 2013 Plan is subject to an automatic annual increase equal to the lesser of (x) four percent of the outstanding shares on the last day of the immediately preceding fiscal year or (y) if the Company’s board acts prior to the first day of the fiscal year, such other amount that the board determines for purposes of the annual increase for that fiscal year.

Effective upon the closing of the IPO, the Company’s board of directors and stockholders approved the 2013 Employee Stock Purchase Plan (the ESPP). Upon implementation, the Company can issue up to 160,000 shares under the ESPP. The ESPP is subject to an automatic annual increase equal to the lesser of (i) one percent of the outstanding capital stock on each January 1 or (ii) an amount determined by the Company’s board of directors.

Term Loan Agreement

On April 19, 2013, the Company entered into a credit and security agreement with MidCap Funding III, LLC allowing for borrowings up to $30.0 million. The credit and security agreement provides for the loan to be issuable in three tranches:

•                  the first tranche of $10.0 million was available to the Company at the closing of the credit agreement (of which the Company drew down $5.0 million and of which the Company has another $5.0 million available to it through March 31, 2014);

•                  the second tranche of $10.0 million is available to the Company through March 31, 2014 if the Company enters into certain equity or financing transactions in which the Company receives minimum net proceeds of at least $40.0 million through a qualifying initial public offering, a private placement and/or a corporate or research partnership for development of the Company’s product candidates (which condition was satisfied by the IPO), and if the Company is planning to conduct development activities for a Phase 2 study for RPC4046 and has retained rights to RPC4046 under the license agreement with AbbVie Bahamas Ltd. and AbbVie Inc. (referred to collectively as AbbVie, and formerly a part of Abbott Laboratories); and

•                  the third tranche of $10.0 million is available to the Company through December 31, 2014 if the Company has consummated an initial public offering for at least $60.0 million in proceeds (which condition was satisfied by the IPO), and

•                  the Company has received positive data from the Phase 2 trial of RPC1063 in RMS,

•                  the Company has an ongoing Phase 3 trial of RPC1063 in RMS, and

•                  the Company has retained rights to RPC4046 under the license agreement with AbbVie.

The interest rate under the credit and security agreement is 8.25%, and there is an interest only period until August 1, 2014, followed by a 34-month principal and interest period. Any unpaid amounts mature and become payable on May 1, 2017. At the time of final payment, the Company must pay an exit fee based on a percentage of the drawn amount. Pursuant to the credit and security agreement, the Company provided a first priority security interest in all existing and after-acquired assets (excluding intellectual property owned by the Company, which is subject to a negative pledge arrangement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission (SEC) on May 9, 2013 relating to our Registration Statement on Form S-1 (File No. 333-187737) for our initial public offering. As used in this report, unless the context suggests otherwise, “the Company” and “Receptos” mean Receptos, Inc.

Information Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this quarterly report and you should not place undue reliance on these forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•                  the initiation, cost, timing, progress and results of our research and development activities, including preclinical and clinical studies;

•                  our ability to obtain and maintain regulatory approval of RPC1063, RPC4046 and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•                  our ability to obtain funding for our operations;

•                  our plans to research, develop and commercialize our product candidates;

•                  our ability to enter into collaboration agreements to pursue the development, regulatory approval and commercialization of our product candidates;

•                  our collaboration partners’ election to pursue development and commercialization;

•                  our ability, and the ability of our in-licensors, to obtain and maintain intellectual property protection for our product candidates;

•                  the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•                  our ability to successfully commercialize our product candidates, if approved;

•                  the rate and degree of market acceptance of our product candidates, if approved;

•                  our ability to develop sales and marketing capabilities, whether alone or with potential collaborators, to commercialize our product candidates, if approved;

•                  regulatory developments in the US and foreign countries;

•                  the performance of third parties in connection with the development of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•                  the development, regulatory approval and commercial success of competing therapies;

•                  our ability to retain key scientific or management personnel;

•                  our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•                  our use of the net proceeds from our initial public offering, or IPO; and

•                  the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this quarterly report to conform these statements to actual results or revised expectations.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disorders. Our product candidates span three distinct specialty disease areas. Our lead asset, RPC1063, is being developed as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD). Our second asset, RPC4046, is being developed for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), which is an Orphan Disease. Our strategy is to develop best-in-class (by mechanism of action) drug candidates and selectively pursue first-in-class (based on projected timing of approval) market positions.

Since our inception, we have focused our attention on, and devoted substantial resources to, developing RPC1063 and preparing to develop RPC4046. We are currently conducting two randomized Phase 2 studies for RPC1063. In addition, with respect to RPC4046, we plan to request a pre-Investigational New Drug application (IND) meeting with the US Food and Drug Administration (FDA) by the end of 2013, subsequently submit an IND in the first half of 2014 and thereafter initiate a randomized Phase 2 study.

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GCPR) structure-based drug design technology platform. Under these agreements we have received upfront payments, license fees, research and development funding and research and/or development milestones.

We have not generated any revenue from product sales. Through March 31, 2013, we have funded our operations primarily through the sale of our convertible preferred stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred losses since our inception and, as of March 31, 2013, we had an accumulated deficit of $57.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•                  advance the current Phase 2 portion of our Phase 2/3 study of RPC1063 in RMS;

•                  advance our current Phase 2 study of RPC1063 in UC,

•                  prepare for and initiate a Phase 2 study of RPC4046 in EoE;

•                  continue research efforts;

•                  maintain, expand and protect our intellectual property portfolio; and

•                  hire additional staff, including clinical, scientific, operational, financial and management personnel.

To fund further operations we will likely need to raise additional capital. The net proceeds from our initial public offering, together with our existing cash and cash equivalents and our access to funds through the credit and security agreement we entered into with MidCap in April 2013, will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval. Accordingly, we will continue to require substantial additional capital beyond the proceeds from our initial public offering to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the US (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Clinical Trial Accruals

We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on the facts and circumstances known to us at that time. Our expense accruals for clinical trials are based on estimates of the fees associated with services provided by clinical trial investigational sites and CROs. Payments under some of the contracts we have with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Revenue Recognition

Our revenues generally consist of upfront payments, license fees for research and development arrangements, research and development funding and milestone payments under collaborative agreements. Each deliverable from us in a collaboration agreement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. We recognize revenues when all four of the following criteria are met: (i) persuasive evidence that an agreement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Collaboration Arrangements.  In December 2011, we entered into a collaboration agreement with Ono Pharmaceuticals Co., Ltd., or Ono, which contains multiple deliverables but only one unit of accounting. As a result, the upfront consideration received is being amortized into revenue on a straight-line basis over our estimated period of performance.

Our collaborative arrangement with Eli Lilly and Company, or Lilly, was subject to the previous accounting guidance for multiple-element arrangements and was analyzed to determine whether the elements within each of the arrangements could be separated or whether they must be accounted for as a single unit of accounting. Under this arrangement, we determined that there was not objective and reliable evidence of fair value of the undelivered element items, which for us was performing research and development activities. Consideration received under the arrangements was recognized as revenue on a straight-line basis over our estimated period of performance, which for this contract was the contract term.

Upfront Fees. When we determine we have a single unit of accounting on deliverables under our license and collaborative arrangements, upfront fees received for license and collaborative agreements are recognized ratably over our expected performance period under each respective arrangement. Our collaborations to date have had stated periods of performance. However, our agreement with Ono contains an option whereby Ono may choose to extend the development period and, as a result, our management makes its best estimate of the period over which we expect to fulfill our performance obligations under that agreement. Any amounts received under an agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

Milestones. We evaluate all milestones at the beginning of the agreement to determine if they meet the definition of a substantive milestone.

We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance and its achievability was not reasonably assured at the inception of the agreement, (ii) we do not have ongoing performance obligations related to the achievement of the milestone and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Under the Ono collaboration, we have earned a total of $1.5 million in milestone payments that our management determined did not meet the definition of a substantive milestone and therefore such amount is being amortized over the remaining term of the agreement.

Our collaboration arrangements provide for payments to us upon the achievement of research milestones, such as providing structure solutions with candidate compounds for certain targets. Given the challenges inherent in determining high resolution structure solutions for G protein-coupled receptor (GPCR) targets, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these collaboration arrangements. In addition, we evaluated whether the research milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider most of our research milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received based on milestones as each milestone is achieved.

Our collaboration agreement with Ono also provides for contingent payments to us for development milestones based solely upon Ono’s performance. For such contingent amounts, even if they do not meet the definition of a substantive milestone, since they will be achieved based upon Ono’s effort, as we will have no ongoing obligation as of this time, we expect to recognize the payments as revenue when earned under the applicable contract, provided that collection is reasonably assured.

Deferred Revenue.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted to employees and members of our board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model. For awards subject to time-based vesting conditions, we recognize stock-based compensation expense using the straight-line method. In accordance with the authoritative accounting literature, our options subject to both performance and time-based vesting conditions are expensed using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), we recognize compensation expense over the requisite service period for each separately vesting tranche of the award as though the award was in substance multiple awards, resulting in accelerated expense recognition during the earlier vesting periods.

We account for stock options granted to non-employees, which primarily consists of founders and members of our scientific advisory board, using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2013

The following table summarizes the results of our operations for the three months ended March 31, 2012 and 2013, together with the changes in those items in dollars (in thousands):

	Three months ended March 31,
	2012	2013	Increase
Collaborative revenues	$1,325	$1,488	$163
Research and development expenses	4,398	8,020	3,622
General and administrative expenses	825	1,062	237
Deemed dividend	—	2,056	2,056

Collaborative Revenues. The following table summarizes our sources of revenue by partner for each of the three months ending March 31, 2012 and 2013 (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$278	$—	$417	$695
Eli Lilly and Company	630	—	—	630
Total for the three months ended March 31, 2012	$908	$—	$417	$1,325

Ono Pharmaceutical Co., Ltd.	$420	$250	$818	$1,488
Total for the three months ended March 31, 2013	$420	$250	$818	$1,488

Upfront payments are amortized monthly on a straight-line basis over the period of performance.  During the first quarter of 2012, we amortized three months each of upfront payments from Ono and Lilly. The Lilly contract was completed in December 2012. During the first quarter of 2013, we amortized three months of upfront payments from Ono.

Research and Development Expenses. The following table summarizes our research and development, or R&D, expenses for each of the three months ending March 31, 2012 and 2013 (in thousands):

	Three months ended March 31,
	2012	2013	Increase
Third-party clinical trial costs:
RPC1063 - RMS study costs	$874	$1,557	$683
RPC1063 - UC study costs	—	1,403	1,403
RPC1063 - Joint development study costs	875	2,404	1,529
Total external clinical trial costs	1,749	5,364	3,615
Other unallocated R&D costs	2,649	2,656	7
Total R&D expenses	$4,398	$8,020	$3,622

R&D expenses primarily consist of costs associated with our research activities, including our drug discovery efforts, and the preclinical and clinical development of our product candidates. Our R&D expenses include:

•                  external R&D expenses incurred under arrangements with third parties, such as contract research organizations (CROs), consultants and our scientific advisory board;

•                  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense,

•                  license and royalty fees; and

•                  facilities, depreciation and other allocated expenses, which include rent, facility maintenance, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

R&D expenses were $4.4 million for the three months ended March 31, 2012, compared to $8.0 million for the same period ended March 31, 2013. The increase of $3.6 million is primarily related to commencement of our Phase 2 trials of RPC1063 in RMS and UC.

We expect our research and development expenses to increase for the foreseeable future as we advance our clinical development programs and continue to develop other product candidates.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, corporate development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax, patent costs and legal services.

General and administrative expenses were $0.8 million for the three months ended March 31, 2012, compared to $1.1 million for the same period ended March 31, 2013. The increase of $0.3 million is primarily related to (i) a $0.1 million increase in personnel and travel costs associated with an overall 3.0% salary increase for employees and travel costs associated with business development activities and (ii) a $0.1 million increase in patent costs due to conversion of certain of our patents to an international filing.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Deemed Dividend. On March 27, 2013, pursuant to the terms of the Series B Preferred Stock Purchase Agreement dated as of February 3, 2012, we closed a third tranche financing for 8.2 million shares of Series B Convertible Preferred Stock, at $1.03 per share, for aggregate net proceeds of $8.4 million. The Series B Convertible Preferred Stock issued in the third tranche financing was sold at a price per share below the reassessed deemed fair value of our common stock at that time. Accordingly, we recorded a deemed dividend charge of $2.1 million in the first quarter of 2013 associated with the issuance of such shares, which is equal to the number of shares of Series B Convertible Preferred Stock sold on that date multiplied by the difference between the estimated value of the underlying common stock and the Series B conversion price per share on that date.

Liquidity and Capital Resources

Overview

We have incurred losses since our inception and negative cash flows from operating activities and, as of March 31, 2013, we had an accumulated deficit of $57.2 million and cash and cash equivalents of $18.3 million. We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) continue the development and commercialization of our lead drug candidate RPC1063; (ii) work to develop additional drug candidates through research and development programs; and (iii) expand our corporate infrastructure, including the costs associated with becoming a public company. We plan to continue to fund losses from operations and capital funding needs through future debt and equity financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

Prior to our IPO, we have funded our operations to date primarily from the sale of convertible equity securities and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements. Through March 31, 2013, we have received $61.5 million in proceeds from the sale of our Series A and Series B Convertible Preferred Stock and $21.9 million in upfront payments, research funding and preclinical milestones from our collaborative arrangements with Lilly, Ortho-MacNeil-Jenssen Pharmaceuticals, or OMJP, and Ono.

In April 2013, we entered into a credit and security agreement with MidCap Funding III, LLC, or MidCap, allowing for borrowings up to $30.0 million. The credit and security agreement provides for the loan to be issuable in three tranches:

•                  the first tranche of $10.0 million was available at the closing of the credit agreement (of which we drew down $5.0 million in April 2013 and of which another $5.0 million is available to us through March 31, 2014);

•                  the second tranche of $10.0 million is available to us through March 31, 2014, if we enter into certain equity or financing transactions in which we receive minimum net proceeds of at least $40.0 million through a qualifying initial public offering, a private placement and/or a corporate or research partnership for development of our product candidates (which condition was satisfied by our IPO), and if we are planning to conduct development activities for a Phase 2 study for RPC4046 and have retained rights to RPC4046 under our license agreement with AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie (formerly a part of Abbott Laboratories); and

•                  the third tranche of $10.0 million is available to us through December 31, 2014 if we have consummated an IPO for at least $60.0 million in proceeds (which condition was satisfied by our IPO), and (1) we have received positive data from the Phase 2 trial of RPC1063 in RMS, (2) we have an ongoing Phase 3 trial of RPC1063 in RMS and (3) we have retained rights to RPC4046 under our license agreement with AbbVie.

The interest rate under the credit and security agreement is 8.25%, and there is an interest only period until August 1, 2014, followed by a 34-month principal and interest period. Any unpaid amounts mature and become payable on May 1, 2017. At the time of final payment, we must pay an exit fee based on a percentage of the drawn amount.  Pursuant to the credit and security agreement, we provided a first priority security interest in all existing and after-acquired assets (excluding intellectual property owned by us, which is subject to a negative pledge arrangement).

In May 2013, we completed an IPO whereby we sold 5,933,277 shares of our common stock and received net proceeds, after underwriters’ discounts and commissions and other offering costs, of $75.0 million.

Based on our current business plan, we believe that our existing cash and cash equivalents as of March 31, 2013, along with the proceeds from our IPO and our access to funds through the credit and security agreement with MidCap, will be sufficient to meet our obligations into the second half of 2014.

However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2013 (in thousands):

	Three months ended March 31,
	2012	2013
Net cash (used in) provided by:
Operating activities	$(3,564)	$(7,462)
Investing activities	(75)	—
Financing activities	12,645	20,347
Total	$9,006	$12,885

Operating activities. Net cash used in operating activities was $3.6 million for the three months ended March 31, 2012, compared to $7.5 million for the same period ended March 31, 2013. During 2012 and 2013, the primary use of cash was to fund the increased levels of our research and development activities.

Investing activities. During the first quarter of 2012, we purchased $0.1 million in structural biology equipment to further support our research and development activities. During the first quarter of 2013, we did not purchase any equipment. We do not hold any short-term investments.

Financing activities. During the three months ended March 31, 2012 and 2013, net cash provided by financing activities was $12.6 million and $20.3 million, respectively, and was primarily attributable to the sale of our Series B Convertible Preferred Stock of $12.6 million and $21.2 million, respectively. Proceeds from the exercise of stock options and common stock warrants, including the early exercise of stock options, totaled $0.1 million and $26,000, in the first quarter of 2012 and 2013, respectively. During the first quarter of 2013, we had expenditures totaling $0.9 million associated with our efforts to raise capital through a public sale of its common stock.

Off-Balance Sheet Arrangements

Through March 31, 2013, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

As of March 31, 2013, our cash and cash equivalents consist of cash, held by a large, US commercial bank. We do not hold any short-term investments and we did not have any long-term borrowings. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

In April 2013, we entered into credit and security agreement under which we drew down $5.0 million. The interest rate under the credit and security agreement is 8.25%, and there is an interest only period until August 1, 2014, followed by a 34-month principal and interest period. The interest rate is fixed during the repayment term and therefore does not subject us to interest rate fluctuation risk.

Foreign Currency Exchange Risk

We contract with CROs and investigational sites in several foreign countries, including countries in Eastern and Western Europe and the Asian Pacific. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material effects from foreign currency changes on these contracts.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2012 and 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings.

Item 1A.     Risk Factors

You should carefully consider the risks described below, together with the other information contained in this quarterly report and in our final prospectus filed with the Securities and Exchange Commission (SEC) on May 9, 2013, relating to our Registration Statement on Form S-1 (File No. 333-187737) for our initial public offering including our consolidated financial statements and the related notes appearing at the end of our final prospectus, before making your decision whether to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical-stage company with no approved products and no historical product revenues, which makes it difficult to assess our future prospects and financial results.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking preclinical studies and clinical trials of our product candidate RPC1063, and in-licensing and preparing for the clinical development of our product candidate RPC4046. As an early stage company, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, the ability to accurately assess our future operating results or business prospects is more limited than if we had a longer operating history or approved products on the market.

Our actual financial condition and operating results have varied significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•                  the results of our clinical trials through all phases of clinical development;

•                  the timing of commencement of and enrollment in our clinical trials;

•                  potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•                  our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

•                  our ability to secure and maintain collaborations, licensing or other arrangements for the future development and/or commercialization of our product candidates, as well as the terms of such arrangements;

•                  the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

•                  competition from existing products as well as new products that may receive marketing approval;

•                  the entry of generic versions of products that compete with our product candidates;

•                  the timing of regulatory review and approval of our product candidates;

•                  market acceptance of our product candidates that receive regulatory approval, if any;

•                  our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

•                  the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•                  our ability, and the ability of third parties on which we rely upon for clinical development of our product candidates such as contract research organizations (CROs), to adhere to clinical study and other regulatory requirements;

•                  the ability of third party manufacturers to manufacture our product candidates for the conduct of clinical trials and, if approved, for successful commercialization;

•                  the costs to us, and our ability as well as the ability of any third party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies;

•                  costs related to potential intellectual property disputes, and the outcome of any such dispute;

•                  our ability to adequately support future growth;

•                  our ability to attract and retain key personnel to manage our business effectively;

•                  our ability to identify and develop additional product candidates; and

•                  our ability to build our finance infrastructure and improve our accounting systems and controls.

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with an early-stage drug development company, many of which are outside of our control, and past operating or financial results should not be relied on as an indication of future results.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses since our inception in 2008 and, as of March 31, 2013, we had an accumulated deficit of $57.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

We do not anticipate generating revenues from sales of products for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

•                  completing development and clinical trial programs for our product candidates RPC1063 and RPC4046;

•                  entering into collaboration and license agreements, particularly with respect to the development and commercialization of RPC1063;

•                  seeking and obtaining marketing approvals for any product candidates that successfully complete clinical trials;

•                  establishing and maintaining supply and manufacturing relationships with third parties; and

•                  successfully commercializing any product candidates for which marketing approval is obtained, including with one or more partners or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure.

If one or more of our product candidates is approved for commercial sale and we retain commercial rights, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Therefore, even if we are able to generate revenues from the sale of any approved product, we may never become profitable. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of expenses and when we will be able to achieve or maintain profitability, if ever.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. We are currently conducting the Phase 2 portion of a Phase 2/3 study of RPC1063 in Relapsing Multiple Sclerosis (RMS) and a Phase 2 study of RPC1063 in Ulcerative Colitis (UC), and we are preparing to conduct a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of RPC1063 and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

The net proceeds from our IPO, together with our existing cash and cash equivalents and our access to funds through the credit and security agreement we entered into with MidCap in April 2013, will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate that is approved. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from the offering to continue our clinical development activities and potentially engage in commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•                  the progress, costs, results of and timing of our ongoing and planned clinical trials;

•                  our ability to enter into collaborative agreements for the development and commercialization of our product candidates, particularly RPC1063;

•                  the willingness of the FDA and EMA to accept our clinical and preclinical studies and other work as the basis for review and approval of product candidates;

•                  the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, EMA and any similar regulatory agencies;

•                  whether AbbVie exercises its option, following the availability of results from the planned Phase 2 trial of RPC4046 in EoE, to collaborate with us on the development and commercialization of RPC4046;

•                  the number of product candidates and indications that we pursue, whether developed from our research program for glucagon-like peptide-1 small molecule positive allosteric modulators (GLP-1R PAMs), otherwise developed internally or in-licensed;

•                  the timing and costs associated with manufacturing our product candidates for clinical trials and other studies and, if approved, for commercial sale;

•                  our need to expand our development activities and, potentially, our research activities;

•                  the timing and costs associated with establishing sales and marketing capabilities;

•                  market acceptance of any approved product candidates;

•                  the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•                  the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•                  the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•                  our need and ability to hire additional management, development and scientific personnel; and

•                  our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Some of these factors are outside of our control. Based upon our current expected level of operating expenditures and our access to funds through the credit and security agreement we entered into with MidCap Funding III, LLC, or MidCap, in April 2013 (assuming we do not default under such facility or otherwise become ineligible to draw-down funds), we believe that we will be able to fund our operations into the second half of 2014. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources, including the net proceeds from our initial public offering, to be sufficient to enable us to complete the Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS, if it is commenced, or to complete the Phase 2 study of RPC4046 in EoE. Accordingly, we expect that we will need to raise substantial additional funds in the future. Additional funding may not be available to us on acceptable terms, or at all.

If we are unable to obtain funding from equity offerings or debt financings, including on a timely basis, we may be required to:

•                  seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•                  relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•                  significantly curtail one or more of our research or development programs or cease operations altogether.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates or technologies.

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. The incurrence of additional indebtedness and/or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

Our credit and security agreement with MidCap Funding III, LLC contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our credit and security agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

In April 2013, we entered into a credit and security agreement with MidCap and drew down $5.0 million under the facility. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•                  incur or assume certain debt;

•                  merge or consolidate or acquire all or substantially all of the capital stock or property of another entity;

•                  change the nature of our business;

•                  change our organizational structure or type;

•                  amend, modify or waive any of our organizational documents;

•                  license, transfer or dispose of certain assets;

•                  grant certain types of liens on our assets;

•                  make certain investments;

•                  pay cash dividends;

•                  enter into material transactions with affiliates; and

•                  amend or waive provisions of material agreements in certain manners.

The restrictive covenants of the agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. A breach of any of these covenants could result in an event of default under the agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the agreement occurs. In the case of a continuing event of default under the agreement, MidCap could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, proceed against the collateral in which we granted MidCap a security interest under the agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets (excluding intellectual property we own, which is subject to a negative pledge arrangement). Additionally, in the event we receive negative clinical data for RPC1063 and discontinue development of RPC1063 for all indications in humans, at MidCap’s election we could be required to prepay an amount under the credit agreement equal to the lesser of $10.0 million or 50% of the sum otherwise then-payable upon a full repayment under the credit agreement.

We may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to make any required prepayment or repay such indebtedness at the time any such prepayment event or event of default occurs. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result.

Our audited consolidated financial statements at December 31, 2012 included an explanatory paragraph that there was substantial doubt as to our ability to continue as a going concern as of that date.

Our audited consolidated financial statements at December 31, 2012 and for the year then ended were prepared assuming that we would continue as a going concern. However, the report of our independent registered public accounting firm included in our final prospectus filed with the SEC on May 9, 2013, relating to our Registration Statement on Form S-1 (File No. 333-187737) for our initial public offering contained an explanatory paragraph on such consolidated financial statements stating there was substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryfowards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2012, we had federal net operating loss carryforwards of approximately $41.3 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our product candidate RPC1063. We are also dependent on the success of our product candidate RPC4046. We cannot give any assurance that any product candidate will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidate RPC1063, which is in Phase 2 studies for RMS and UC. Our business and future success also depends on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidate RPC4046, which we are preparing for a Phase 2 study in EoE. Our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply, building of or partnering with a commercial organization, substantial investment and significant marketing efforts before any revenues can be generated from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. We cannot assure you that our clinical trials for RPC1063 or RPC4046 will be completed in a timely manner, or at all, or that we will be able to obtain approval from the FDA, the EMA or any other foreign regulatory authority for either of these product candidates. We cannot be certain that we will advance any other product candidates into clinical trials. If any of RPC1063, RPC4046 or any future product candidate is not approved and commercialized, we will not be able to generate any product revenues. Moreover, any delay or setback in the development of any product candidate could adversely affect our business and cause our stock price to fall.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. We have never completed a Phase 2 study, conducted a Phase 3 trial or submitted a New Drug Application (NDA).

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates and studies and trials of other products with similar mechanisms of action to our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and

Phase 1 clinical studies for RPC1063 do not ensure that our current Phase 2 trials or later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Our future clinical trial results may not be successful.

We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•                  obtaining regulatory approval to commence a trial;

•                  reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  obtaining Institutional Review Board (IRB) approval at each site;

•                  obtaining regulatory concurrence on the design and parameters for the trial;

•                  obtaining approval for the design of the Phase 2/3 trial of RPC1063 in RMS in each country targeted for trial enrollment;

•                  recruiting suitable patients to participate in a trial, which may be impacted by the number of competing trials that are enrolling patients;

•                  having patients complete a trial or return for post-treatment follow-up;

•                  clinical sites deviating from trial protocol or dropping out of a trial;

•                  adding new clinical trial sites;

•                  manufacturing sufficient quantities of product candidate for use in clinical trials; or

•                  the availability of adequate financing and other resources.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. With respect to our clinical development of RPC1063 in RMS, the recent availability of oral therapies such as Gilenya® (fingolimod), Aubagio® (teriflunomide) and Tecfidera™ (dimethyl fumarate) may cause patients to be less willing to participate in our clinical trial for an oral therapy in regions in which an oral therapy has been approved. Since RMS is a competitive market in certain regions such as the US and the European Union (EU) with a number of product candidates in development, patients may have other choices with respect to potential clinical trial participation and we may have difficulty in reaching our enrollment targets. In addition, the relatively limited number of RMS patients worldwide (estimated at 500,000) may make enrollment more challenging.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Monitoring Committee (DMC) for such trial or by the FDA or other regulatory authorities. We or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, it is possible that safety issues or adverse side effects could be observed in one or both of our Phase 2 trials for RPC1063 in RMS and UC or the planned Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS, which could result in a delay, suspension or termination of the other Phase 2 trial or the planned Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If RPC1063, RPC4046 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of our Phase 2 trials ongoing for RPC1063 in RMS and/or UC do not achieve the primary efficacy endpoints or demonstrate unexpected safety findings, the prospects for approval of RPC1063 as well our stock price and our ability to create stockholder value would be materially and adversely affected.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates. If we are unable to bring any of our current or future product candidates to market, or to acquire any marketed, previously approved products, our ability to create long-term stockholder value will be limited.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the RMS market is intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) β-1a), Betaseron® (IFN β -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN β-1a)), Tysabri® (natalizumab), mitoxantrone, Aubagio®, Gilenya® and the recently approved Tecfidera™. In addition, in 2012 two drug candidates for RMS were submitted for regulatory approval, laquinimod (in the EU) and LemtradaTM, and there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn’s Disease (CD), drug sales from three therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia® (certolizumab pegol) and Humira® (adalimumab)) and antimetabolites (including methotrexate and others), and there are several late-stage pipeline programs in development for IBD indications. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

Oral RMS therapies in particular represent competition for us, since RPC1063 is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2012, its second full year after commercial launch, Gilenya® achieved $1.2 billion in worldwide sales. Like RPC1063, Gilenya® is an sphingosine 1-phosphate receptor (S1PR) modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, RPC1063 is in a Phase 2 trial for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by RPC1063, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been, or may soon be, approved. Specifically, in September 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and on March 27, 2013, Biogen Idec’s Tecfidera™ became the third oral therapy approved for RMS. Of the two drug candidates for RMS submitted for regulatory approval in 2012, one (laquinimod, submitted for approval in the EU) is also an oral therapy. Although not an S1PR modulator, Tecfidera™ in particular is expected to build upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. Beyond Gilenya®, which is approved, the late stage S1PR modulator drug pipeline of potential competition in RMS consists of three programs: Novartis’ siponimod; ONO-4641 which is under development by Merck Serono and Ono Pharmaceuticals; and Actelion’s ponesimod. In addition to these programs, Mitsubishi Tanabe initiated a Phase 2 study of MT-1303, an S1PR modulator, in RMS in January 2013.

Although we believe RPC1063 has the potential to demonstrate differentiation as the best S1PR modulator in RMS, as clinical development of RPC1063 is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in RMS or as a result of its safety profile. With respect to efficacy, for example, whereas Gilenya® is a non-selective S1PR modulator with activity on four of the five S1P receptors and RPC1063 is by comparison more selective for the S1P1R, it is possible that efficacy for an S1PR modulator benefits from, and is potentially dependent upon, broader activity among the S1P receptors and that RPC1063’s profile will not result in best-among-S1PR modulator effectiveness, or even meaningful effectiveness. Moreover, although we believe RPC1063 has the potential for clinically meaningful improved safety features, no data yet exists with respect to the safety profile of RPC1063 beyond preclinical, Phase 1, and TQT study results. Inasmuch as RPC1063 will, if approved in RMS, be entering a market in which the first approved oral therapy (Gilenya®, which is also an S1PR modulator) will have been available since 2010, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS may adversely affect the ability of RPC1063 to be approved for commercialization. If approved, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS would adversely affect the ability of RPC1063 to gain market share and otherwise be commercialized successfully. In addition, at such time as RPC1063 is approved for marketing in RMS, if ever, the patent protection for Gilenya® may have lapsed, in which case generic treatments of Gilenya® may be available. The competition represented by generic alternatives to or versions of an S1PR modulator, including the expected lower cost of any such generic alternatives, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully.

We believe that the effects of S1P1R modulation may have utility in other immune disorders in addition to RMS, such as UC, and we have initiated a Phase 2 study of RPC1063 in UC. Although we believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC, as clinical development of RPC1063 in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in UC, the safety profile of RPC1063 or the relative pace of development and potential timing for regulatory approval, if any, of RPC1063 in UC. Other S1PR modulators such as Gilenya® may also pursue approval in immune disorders such as UC. In the instance of Gilenya®, its status as a currently approved therapy in RMS may provide it with an advantage in becoming the first S1PR modulator approved in other indications such as UC. It is also possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of RPC1063 in UC, if successful), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Tofacitinib, an oral JAK tyrosine kinase inhibitor currently in development by Pfizer for CD and UC, completed a Phase 2 study in 2011 and is in four Phase 3 trials. Although tofacitinib is not an S1P1R modulator, its advanced stage of development relative to RPC1063 in UC may provide tofacitinib with the opportunity to become the first approved oral therapy for UC. In December 2010, Novartis initiated a Phase 2 study of KRP203 in UC and CD. Like Gilenya®, KRP203 is a non-selective S1PR modulator and, given that it started a Phase 2 study in December 2010, KRP203 could become the first approved oral therapy (and S1PR modulator) for UC. If RPC1063 is not the first-approved S1PR modulator for UC, the ability of RPC1063 to be approved for commercialization in UC may be adversely affected. In addition, the absence of such status for RPC1063 as an S1P1R modulator and/or oral therapy in UC, as well as any off-label use of another S1P1R modulator in UC, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully in UC.

RPC4046 is a recombinant, humanized, high-affinity, selective, anti-interleukin-13 (IL-13) monoclonal antibody. IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders, with the first human proof-of-concept data being recently obtained in a Phase 2 study of Genentech’s anti-IL-13 antibody lebrikizumab for the treatment of Asthma. We intend to file a new IND for RPC4046 and thereafter initiate a Phase 2 clinical study in an allergic/immune-mediated disorder, EoE, which is an Orphan Disease for which there is currently no FDA-approved therapy. It is possible that other anti-IL-13 antibodies may also pursue approval in EoE. For example, QAX-576, an intravenously administered anti-IL-13 antibody currently in development by Novartis for EoE and other indications, has completed an exploratory single dose Phase 2 study in 25 patients with EoE. The absence of status for RPC4046 as the first-approved therapy in EoE would adversely affect the ability of RPC4046, if approved, to gain market share and otherwise be commercialized successfully in EoE. If RPC4046 is not the first-approved therapy for EoE, the ability of RPC4046 to be approved for commercialization may be adversely affected. If approved, the presence of other approved therapies, including in particular any other anti-IL-13 antibodies, would adversely affect the ability of RPC4046 to gain market share and otherwise be commercialized successfully.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may develop. If approved, our product candidates will face competition from commercially available drugs as well as drugs that are in the development pipelines of our competitors.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

We believe that our ability to successfully compete will depend on, among other things:

•                  the efficacy and safety of our product candidates, including as relative to marketed products and product candidates in development by third parties;

•                  the time it takes for our product candidates to complete clinical development and receive marketing approval;

•                  the ability to maintain a good relationship with regulatory authorities;

•                  the ability to commercialize and market any of our product candidates that receive regulatory approval;

•                  the price of our products, including in comparison to branded or generic competitors;

•                  whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;

•                  the ability to protect intellectual property rights related to our product candidates;

•                  the ability to manufacture and sell commercial quantities of any of our product candidates that receive regulatory approval; and

•                  acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers.

If our competitors market products that are more effective, safer or less expensive than our future products, if any, or that reach the market sooner than our future products, if any, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop our product candidates.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we intend to seek to enter into collaborations with companies that have more resources and experience. For example, we intend to seek a development and commercial partner for RPC1063 after the availability of Phase 2 results, particularly since the substantial costs of developing an RMS therapy in later stage clinical trials may otherwise be prohibitive. If we are unable to obtain a partner for RPC1063, we may be unable to advance the development of RPC1063 through late-stage clinical development and seek approval in any market. In addition, although AbbVie has an option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, if AbbVie declines such option we may elect to seek a different development and commercial partner for RPC4046 if we believe such Phase 2 results warrant further development. We do not intend to enter into a collaboration agreement for the development of RPC1063 unless we retain key decision-making, development and/or commercialization rights, and it may be difficult to find a suitable partner willing to share such rights. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

We may not be successful in maintaining development and commercialization collaborations, and any partner may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, if AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, AbbVie will have control of any ex-US commercialization in the event RPC4046 is approved. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain.

We are subject to a number of additional risks associated with our dependence on collaborations with third parties, the occurrence of which could cause our collaboration arrangements to fail. Conflicts may arise between us and partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our best interests. Any such disagreement between us and a partner could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

•                  reductions in the payment of royalties or other payments we believe are due pursuant to the applicable collaboration arrangement;

•                  actions taken by a partner inside or outside our collaboration which could negatively impact our rights or benefits under our collaboration; or

•                  unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities.

AbbVie retains rights to the antibody which is the subject of RPC4046 which could conflict with the development and commercialization of RPC4046.

RPC4046 is a recombinant, humanized, high affinity, selective anti-IL-13 monoclonal antibody. Our rights to RPC4046, which are the subject of an exclusive development agreement with AbbVie which is limited in scope to conducting a Phase 2 study of RPC4046 in EoE, do not preclude AbbVie from using the anti-IL-13 antibody in certain other products. Whether AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, or in the alternative AbbVie does not elect such a collaboration and we receive an exclusive worldwide license to RPC4046 which will be unlimited as to indications, AbbVie will retain the right to use the anti-IL-13 antibody in certain other products. While we believe that any such product would necessarily be meaningfully different from RPC4046, there can be no assurance that any such product would not have certain qualities in common with or similar to RPC4046 and thus be potentially competitive with RPC4046, or that adverse events arising from the clinical development of any such product would not have an impact on the development, commercialization or potential value of RPC4046 due, for example, to such qualities. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of the license to us and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement, another AbbVie product covered by the same patent portfolio, such as a different product using the anti-IL-13 antibody, could potentially influence AbbVie’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other product as compared with RPC4046. In addition, while the term of the composition of matter patent for RPC4046 in the US could be extended up to five additional years under the provisions of the Hatch-Waxman Act if RPC4046 achieves regulatory approval, such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046. If the extension is otherwise available in such context it is possible that AbbVie would instead utilize or choose to reserve the opportunity for an extension of the composition of matter patent for a different product using the anti-IL-13 antibody, in which case we would not have the benefit of a potential extended patent term for RPC1063.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•                  the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•                  we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application (NDA), supplemental NDA (sNDA), Biologics License Application (BLA) or other submission or to obtain regulatory approval in the US or elsewhere;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change significantly in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market RPC1063 and/or RPC4046, which would harm our business, results of operations and prospects significantly.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have not previously submitted an NDA, a BLA, a Marketing Authorization Application (MAA) or any similar drug approval filing to the FDA, the EMA or any comparable foreign authority for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights or share in revenues from the exercise of such rights. If the markets for patient subsets that we are targeting (such as RMS, UC and EoE) are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

RPC1063 is an S1PR modulator which is selective for the GPCR termed S1P1R. Upon initial treatment, S1PR modulators cause a dose-dependent transient drop in heart rate that attenuates over time. During its development program, Gilenya®, a non-selective S1PR modulator, was reported to cause certain cardiovascular side effects, including abnormal slowing of the heart rate, or bradyarrhythmia, and atrioventricular (AV) blocks after first dose administration. The prescribing information for Gilenya® requires that six hours of cardiac monitoring occur upon first dose administration to observe patients for potential cardiovascular side effects. In a Phase 1 study of RPC1063, the findings we observed are consistent with the biology of S1P1R agonism, including potential dose-dependent effects on target organ systems, such as cardiovascular and pulmonary effects, with subjects treated with higher doses (such as 1.5 mg and higher) experiencing greater changes on parameters. Although pharmaceutic properties of RPC1063 including low maximum concentration (or “Cmax”), slow time to maximum concentration (or “Tmax”) and lower overall exposure may provide the potential for an improved cardiac conduction profile which may reduce risk of cardiovascular side effects, in our ongoing development of RPC1063 we are also employing a dose titration strategy to further improve patient outcomes upon first dose administration. Based on the high potency of RPC1063, we are exploring the potential for efficacy at a lower dose in an effort to further improve the cardiovascular safety profile. Despite these features and efforts, as clinical development of RPC1063 is conducted and trial results become known, it is possible the data will reveal that RPC1063 may have a cardiovascular safety profile which is no better than, and possibly inferior to, Gilenya®. Moreover, whether or not RPC1063 has an improved profile, since RPC1063 is an S1PR modulator, physicians may nonetheless associate RPC1063 with adverse cardiovascular side effects. In connection with any approval of RPC1063, cardiac monitoring may be required upon first dose administration to observe patients for potential cardiovascular side effects. Required cardiac monitoring as well as dose titration will adversely affect the convenience of prescribing RPC1063 and the initiation of patients on the therapy, if RPC1063 is approved, and may thus adversely affect the adoption and market potential of RPC1063.

Common Gilenya® adverse reactions include headache, influenza, diarrhea, back pain, liver transaminase elevations and cough. In addition to the risks of bradyarrhythmia and AV blocks, prescribing information warnings and precautions for Gilenya® include risks of infection, macular edema, respiratory effects, hepatic effects (elevations in liver enzymes), fetal risk, blood pressure effects and immune system effects following discontinuation of therapy (long lymphocyte recovery time of one-to-two months). Aside from hepatic effects, we believe these reactions and risks are associated with S1PR modulation. Since RPC1063 is also an S1PR modulator, although selective for S1P1R, these adverse reactions and risks could apply to use of RPC1063. However, we believe that by virtue of its pharmaceutic properties, RPC1063 has the potential to improve upon the cardiovascular side effect profile and immune system effects following discontinuation of therapy as well as the non-class hepatic effects.

If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•                  regulatory authorities may withdraw approvals of such product;

•                  regulatory authorities may require additional warnings on the label;

•                  we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•                  we could be sued and held liable for harm caused to patients; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If serious adverse events or other undesirable side effects are identified during the development of RPC1063 or any other product candidate for one indication, we may need to abandon our development of RPC1063 or such other product candidate for any other indications.

We are simultaneously developing RPC1063 for both RMS and UC. When a drug candidate is in development for multiple indications, different patient populations are involved and side effects could be identified in either population. Side effects found during the development of RPC1063 or any other product candidate for one indication, particularly if severe or having unexpected characteristics, could require us to abandon our development of RPC1063 or any other product candidate at issue for other potential indications. We cannot assure you that severe or unexpected side effects with respect to RPC1063 or any other product candidate will not develop in current or future clinical trials, which could delay or preclude regulatory approval of RPC1063 or any other product candidate at issue or limit its commercial use.

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, significant portions of the clinical studies for our product candidates are expected to be conducted outside of the US, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs. Failure to comply with applicable regulations in the conduct of the clinical studies for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

Some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

If any of our relationships with these third party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenues could be delayed significantly.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidate.

If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third party manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We rely on our manufacturers to purchase from third party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

For RPC4046, as part of our Development License and Option Agreement, AbbVie has agreed to manufacture quantities of RPC4046 drug substance and drug product needed for preclinical and clinical studies, including the planned Phase 2 study of RPC4046 in EoE. Should AbbVie elect at its option to enter into a collaboration with us following the completion of the planned Phase 2 trial of RPC4046 in EoE, AbbVie can elect to manufacture and supply the collaboration with RPC4046 or effect technology transfer to a third party manufacturer to supply the collaboration. If AbbVie does not exercise its option to collaborate, the parties will either agree on the terms for AbbVie to supply RPC4046 to us or AbbVie will effect technology transfer to a third party manufacturer. If technology transfer occurs in either scenario, and if we or AbbVie are unable to arrange for such a third party manufacturing source or fail to do so on commercially reasonable terms, or if AbbVie fails to supply RPC4046 on a timely basis, any ability to develop and commercialize RPC4046 will be adversely affected. Additionally, an inability to effect technology transfer in a timely fashion will impact the pace and potential success of our development efforts as well as our prospects for potential commercialization.

As part of our planned development program for RPC4046, we will request a pre-IND application meeting with the FDA by the end of 2013 and we expect thereafter to submit an IND in the first half of 2014. These activities may lead to the initiation of a Phase 2 trial in EoE shortly thereafter. However, we will need to provide appropriate regulatory agencies in the US and EU with a chemistry, manufacturing and control (CMC) comparability assessment filing. Specifically, a number of improvements have been made to the RPC4046 manufacturing process since drug product was manufactured and used in a Phase 1 study of RPC4046. Although drug product has been manufactured using this new process, it has not been used in a clinical study. Therefore, a comparability assessment of the Phase 1 and Phase 2 processes must be filed and approved prior to initiation of the planned Phase 2 study of RPC4046 in EoE. Although we believe information provided to us by

AbbVie indicates that, in its current state, the manufacturing process for RPC4046 has been sufficiently developed to produce materials appropriate for Phase 2 clinical development, final approval will only be granted after the regulatory agencies have been allowed to review all of the relevant data. The absence of a timely approval could adversely affect the availability of suitable RPC4046 drug product and thus adversely impact both our ability to commence, as well as the timing of, the planned Phase 2 trial of RPC4046 in EoE.

We expect to continue to depend on contract manufacturers or other third party manufacturers for the foreseeable future. We currently obtain our supplies of finished drug product through individual purchase orders. We have not entered into long-term agreements with our current contract manufacturers or with any alternate fill/finish suppliers. Although we intend to do so prior to any commercial launch in order to ensure that we maintain adequate supplies of finished drug product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may, at times, be based on products or product candidates that are significantly different from our product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be materially adversely affected.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, the prescribing information for Gilenya® requires that six hours of cardiac monitoring occur upon first dose administration to observe patients for potential cardiovascular side effects. In connection with any approval of RPC1063, cardiac monitoring may be required upon first dose administration. Required cardiac monitoring will adversely affect the convenience of prescribing RPC1063 and the initiation of patients on the therapy if RPC1063 is approved, and may thus adversely affect the adoption and market potential of RPC1063.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•                  restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•                  fines, warning letters or holds on clinical trials;

•                  refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•                  product seizure or detention, or refusal to permit the import or export of products; and

•                  injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We currently have no marketing and sales organization. To the extent any of our product candidates for which we maintain commercial rights is approved for marketing, if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell any product candidates, or generate product revenues.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidates that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of RPC1063 and/or RPC4046, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In the instance of RPC4046, should AbbVie elect to enter into a collaboration with us following completion of the planned Phase 2 trial of RPC4046 in EoE, then we will have co-promotion and commercialization rights with AbbVie in the US with AbbVie having control of commercialization outside the US. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner (including AbbVie if it exercises its option to collaboration with us on RPC4046) does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

Although we have obtained SPA agreements for the planned Phase 3 portion of our Phase 2/3 study of RPC1063 for RMS as well as a second planned Phase 3 study of RPC1063 in RMS, these agreements do not guarantee any particular outcome from regulatory review of these trials of RPC1063.

On February 28, 2013, we obtained SPA agreements from the FDA for the planned Phase 3 portion of our Phase 2/3 study of RPC1063 for RMS (called RADIANCE) as well as a second planned Phase 3 study of RPC1063 in RMS. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPA agreements are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. Moreover, SPA agreements do not address all of the variables and details that may go into planning for or conducting a clinical trial, and any change in the protocol for a clinical trial can invalidate the SPA agreement or require the sponsor to submit an amendment. There can be no assurance that the FDA will ultimately consider either of our SPA agreements to be binding, in which event the FDA could assert that additional data, including data obtained through one or more additional clinical trials, may be required to support a regulatory submission. In addition, while an SPA agreement addresses the requirements for submission of an NDA, the results of the related clinical trial(s) may not support FDA approval.

Our revenues to date have been generated through our collaboration agreements and we may not receive any additional revenues under such agreements.

To date, our sources of revenue have been the upfront and milestone payments received under now-concluded collaborations utilizing our proprietary GPCR platform with Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Eli Lilly & Co., as well as an our ongoing collaboration with Ono Pharmaceutical Co., Ltd. We do not expect to receive further payments pursuant to the collaborations with Ortho-McNeil-Janssen Pharmaceuticals and Eli Lilly. Additional payments under the collaboration with Ono Pharmaceuticals are based on research and development funding and the achievement of various research and development milestones. Future payments from Ono Pharmaceuticals are uncertain because the nature of the research and development activities is inherently uncertain, and Ono Pharmaceuticals may choose not to pursue the collaboration activities that would support achievement of the milestones. If we do not receive any further milestone payments from Ono Pharmaceuticals and we are unable to enter into new collaborations utilizing our proprietary GPCR platform, then our reliance on other potential sources of funding for our operations will be increased. Financing from such other potential sources may not be available to us on acceptable terms, or at all.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, healthcare payors, patients and the medical community.

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community, which is critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•                  the efficacy and safety as demonstrated in clinical trials;

•                  the timing of market introduction of the product candidate as well as competitive products;

•      the clinical indications for which the product candidate is approved;

•                  acceptance by physicians, the medical community and patients of the product candidate as a safe and effective treatment;

•                  the convenience of prescribing and initiating patients on the product candidate, which may be adversely affected in the instance of RPC1063 by dose titration as well as cardiac monitoring upon first dose administration;

•                  the potential and perceived advantages of such product candidate over alternative treatments;

•                  the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•                  the availability of adequate reimbursement and pricing by third party payors and government authorities;

•                  relative convenience and ease of administration;

•                  the prevalence and severity of adverse side effects; and

•                  the effectiveness of sales and marketing efforts.

If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, healthcare payors, patients and the medical community, we will not be able to generate significant revenues, and we may not become or remain profitable.

Even if we obtain and maintain approval for any of our product candidates from the FDA, we may never obtain approval for such product candidates outside of the US, which would limit our market opportunities and adversely affect our business.

Sales of our product candidates outside of the US will be subject to foreign regulatory requirements governing clinical trials and marketing approval and, to the extent that we retain commercial rights following clinical development, we would plan to seek regulatory approval to commercialize our product candidates in the US, the EU and additional foreign countries. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the US, including additional preclinical studies or clinical trials. In many countries outside the US, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We may decide to submit an MAA to the EMA for approval in the EEA. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the US and the EEA also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

Coverage and reimbursement decisions by third party payors may have an adverse effect on pricing and market acceptance. Recent legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for any of our product candidates, if approved, that could materially affect the opportunity to commercialize.

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs. To the extent that we retain commercial rights following clinical development, we would seek approval to market our product candidates in the US, the EU and other selected foreign jurisdictions. Market acceptance and sales of our product candidates, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that coverage and adequate reimbursement will be available for any of our product candidates, if approved. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our product candidates, if approved, we may not be able to successfully commercialize any such product candidate. Reimbursement by a third party payor may depend upon a number of factors, including, without limitation, the third party payor’s determination that use of a product is:

•                  a covered benefit under its health plan;

•                  safe, effective and medically necessary;

•                  appropriate for the specific patient;

•                  cost-effective; and

•                  neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or to have pricing set at a satisfactory level. If reimbursement of our future products, if any, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability.

In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of any of our product candidates, if approved, is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

In the US, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for any of our product candidates, if approved, covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain outside of the Medicare Part D prescription drug plan. Moreover, while Medicare Part D applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The US and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•                  the demand for any of our product candidates, if approved;

•                  the ability to set a price that we believe is fair for any of our product candidates, if approved;

•                  our ability to generate revenues and achieve or maintain profitability;

•                  the level of taxes that we are required to pay; and

•                  the availability of capital.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, ACA), became law in the US. The goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any of our product candidates, if they are approved. Provisions of ACA relevant to the pharmaceutical industry include the following:

•                  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•                  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•                  extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•                  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•                  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•                  new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in ACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection and reporting to be required at a later date yet to be specified;

•                  expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•                  a licensure framework for follow-on biologic products; and

•                  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

On June 28, 2012, the US Supreme Court upheld the constitutionality of ACA, excepting certain provisions that would have required each state to expand its Medicaid programs or risk losing all of the state’s Medicaid funding. At this time, it remains unclear whether there will be any further changes made to ACA, whether in part or in its entirety. Some states have indicated that they intend to not implement certain sections of the ACA, and some members of the US Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Faheem Hasnain, our President and Chief Executive Officer, Graham Cooper, our Chief Financial Officer, Sheila Gujrathi, our Chief Medical Officer, Marcus Boehm, our Chief Technology Officer, Robert Peach, our Chief Scientific Officer, and Chrysa Mineo, our Vice President of Corporate Development, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies. We are not aware of any present intention of any of these individuals to leave our company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

•                  managing our clinical trials effectively;

•                  identifying, recruiting, maintaining, motivating and integrating additional employees;

•                  managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•                  improving our managerial, development, operational and finance systems; and

•                  expanding our facilities.

As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train and integrate additional management, scientific, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

•                  issue equity securities that would dilute our stockholders;

•                  incur substantial debt that may place strains on our operations;

•                  spend substantial operational, financial and management resources to integrate new businesses, technologies and products;

•                  assume substantial actual or contingent liabilities;

•                  reprioritize our development programs and even cease development and commercialization of our current product candidates; or

•                  merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms that certain of our stockholders may not deem desirable.

Although we intend to evaluate and consider acquisitions, reorganizations and business combinations in the future, we have no agreements or understandings with respect to any acquisition, reorganization or business combination at this time.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Requirements under the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

We have begun implementing upgrades to our system of internal controls over financial reporting and preparing the documentation necessary to perform and document the evaluation needed to comply with Section 404(a) of the Sarbanes-Oxley Act. As we continue the transition to operating as a public company, we anticipate that we will need to build upon our financial infrastructure with the retention of additional financial and accounting capabilities, the enhancement of internal controls and additional training for our financial and accounting staff.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. In addition, beginning with our annual report on Form 10-K following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we will be required to obtain from our independent registered public accounting firm an attestation report on the effectiveness of our internal control over financial reporting. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (May 14, 2018), (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report, commencing in our annual report on Form 10-K for the year ending December 31, 2014, on the effectiveness of our internal controls over financial reporting, if then required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market (NASDAQ), the SEC or other regulatory authorities, which would require additional financial and management resources. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to their requirements.

Until we are able to expand our finance and administrative capabilities and establish necessary financial reporting infrastructure, we may not be able to prepare and disclose, in a timely manner, our consolidated financial statements and other required disclosures or comply with the Sarbanes-Oxley Act or existing or new reporting requirements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Any future relationships with customers and third party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the US, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and by the US states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•                  the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

•                  federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payers that are false or fraudulent;

•                  the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 (HITECH), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•                  state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our product candidates, if approved.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to stop development or, if approved, limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•                  delay or termination of clinical studies;

•                  injury to our reputation;

•                  withdrawal of clinical trial participants;

•                  initiation of investigations by regulators;

•                  costs to defend the related litigation;

•                  a diversion of management’s time and our resources;

•                  substantial monetary awards to trial participants or patients;

•                  decreased demand for our product candidates;

•                  product recalls, withdrawals or labeling, marketing or promotional restrictions;

•                  loss of revenues from product sales; and

•                  the inability to commercialize any our product candidates, if approved.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our product candidates. We currently carry $10 million in clinical trial liability insurance, which we believe is appropriate for our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We intend to conduct a substantial portion of the clinical trials for our product candidates outside of the US. If approved, we intend to market our product candidates abroad. We will thus be subject to the risks of doing business outside of the US.

We intend to conduct a substantial portion of our clinical trials outside of the US and, if approved, we intend to market our product candidates outside of the US. We are thus subject to risks associated with doing business outside of the US. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems outside of the US or in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the US, including:

•                  efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the acquisition or development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

•                  changes in a specific country’s or region’s political and cultural climate or economic condition;

•                  unexpected changes in foreign laws and regulatory requirements;

•                  difficulty of effective enforcement of contractual provisions in local jurisdictions;

•                  inadequate intellectual property protection in foreign countries;

•                  trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the US Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•                  regulations under the US Foreign Corrupt Practices Act and similar foreign anti-corruption laws;

•                  the effects of applicable foreign tax structures and potentially adverse tax consequences; and

•                  significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, to the extent conducted outside of the US, more expensive.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed.

Risks Related to Our Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the US or in other foreign countries. Even if patents have issued, or do successfully issue, from patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the US and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third party or instituted by the US Patent and Trademark Office (PTO) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of May 31, 2013, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to two issued US patents and seven pending US patent applications as well as corresponding foreign patents and patent applications. Foreign patent applications include a pending Patent Cooperation Treaty (PCT) application as well as applications pending or patents issued in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa. We expect the composition of matter patent for RPC1063 (which is in-licensed from TSRI), if issued from the pending patent application and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains an issued patent and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of May 31, 2013, this in-licensed portfolio consisted of one issued US patent, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as certain methods of use. As of May 31, 2013, we owned two pending US patent applications and corresponding foreign patent applications, including two pending PCT applications as well as applications pending in Europe and Japan. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes a patent and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of May 31, 2013, we had exclusive commercial license rights from TSRI to a US patent, two pending US patent applications, a PCT application and foreign patent applications in Canada, Europe and Japan related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

In addition to the protection afforded by patents, we seek to rely on trade secrets and know-how to develop and maintain our competitive position. We seek to protect our proprietary data and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements are designed to protect our proprietary information, although we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. With respect to our proprietary GPCR structure determination technology platform, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to this GPCR structure determination technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing methodology for crystallization of membrane proteins, and the movement of personnel skilled in the art from academic to industry scientific positions. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the US. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the US and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including interference and reexamination proceedings before the PTO or oppositions and other comparable proceedings in foreign jurisdictions. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. As a result of searching patent literature in support of patent protection and otherwise evaluating the patent landscape, we are aware of third party patents, and third party patent applications which may issue, with coverage that could be asserted with respect to mechanisms of action and uses or formulations of RPC4046, which if successful could materially affect any commercialization of RPC4046 contemplated by us, if RPC4046 is approved. There may be third party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. For example, as a result of searching patent literature in support of patent protection and otherwise evaluating the patent landscape we are aware of pending third party patent applications with respect to certain dosing regimens for S1P1R modulators. If a patent were to issue from any such application with coverage broader than any product candidate being developed by the party seeking such patent, our ability to commercialize RPC1063, if included within such coverage together with its dosing regimen, could be adversely affected. We are also aware of pending third party patent applications with claims to broad generic structural formulas, which claims if issued in their broadest form could adversely affect commercialization of RPC1063. In addition, we are aware of a portfolio of patents and pending third party patent applications with respect to certain GPCR structure-based drug discovery and design technology. While we do not believe that any of the currently issued patents in such portfolio affect the manner in which we are utilizing our proprietary GPCR structure-based drug discovery and design technology, if a patent were to issue from any pending application in such portfolio with coverage affecting the manner in which we utilize such technology, our ability to utilize such technology or to use the results of any such utilization could be adversely affected. Third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third party patent were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify our manufacturing process to avoid the coverage of the patent, or until such patent expires or is finally determined to be invalid or unenforceable. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of the formulation of any of our product candidates or any method of use of any of our product candidates, including any therapy or patient selection methods, the holder of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify the formulation or use, or until such patent expires or is finally determined to be invalid or unenforceable. Where a license to a third party patent is needed, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement (which may include situations in which we had knowledge of an issued patent but nonetheless proceeded with activity which infringed such patent), obtain one or more licenses from third parties, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any required license would be available on commercially reasonable terms, if at all. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we would be unable to further develop and commercialize any of our product candidates at issue, which could harm our business significantly.

Patent protection and patent prosecution for some of our product candidates is dependent on, and the ability to assert patents and defend them against claims of invalidity is maintained by, third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents that relate to our product candidates are controlled by our licensors. The patent portfolio for our proprietary GPCR structure determination technology and a portion of the patent portfolio for RPC1063 (including a composition of matter patent for RPC1063, if issued) are each in-licensed from TSRI. Although TSRI prosecutes and maintains the patent portfolio, we have the right to consult with TSRI on any action taken. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of the license to us and to defend such patents against claims of invalidity and unenforceability, although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement. If TSRI, AbbVie or any future licensor fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or one of our licensors is not valid or is unenforceable, or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent.

Interference proceedings provoked by third parties or brought by the PTO or any foreign patent authority may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the US. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as in the US. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or GPCR structure determination technology from third parties, we could lose license rights that are important to our business.

The patent portfolio for our proprietary GPCR structure determination technology and a portion of the patent portfolio for RPC1063 (including a composition of matter patent for RPC1063, if issued) are each in-licensed from TSRI. The patent portfolio for RPC4046 is in-licensed from AbbVie. Under our existing license agreements, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

In particular, the loss of the license from TSRI to a portion of the patent portfolio for RPC1063, inasmuch as it includes a composition of matter patent for RPC1063, if issued from a pending patent application, would materially adversely affect our ability to proceed with any development or potential commercialization of RPC1063. In addition, the loss of the license from AbbVie for RPC4046 would likely result in the termination of our efforts with respect to RPC4046.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•                  Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have licensed;

•                  We or our licensors or partners might not have been the first to make the inventions covered by an issued patent or pending patent application that we own or have exclusively licensed;

•                  We or our licensors or partners might not have been the first to file patent applications covering an invention;

•                  Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•                  Pending patent applications that we own or have licensed may not lead to issued patents;

•                  Issued patents that we own or have licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•                  Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•                  We may not develop or in-license additional proprietary technologies that are patentable; and

•                  The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the PTO and various governmental patent agencies outside of the US in several stages over the lifetime of the patents and/or applications. We employ reputable law firms and other professionals and rely on such third parties to effect payment of these fees with respect to the patents and patent applications that we own, and we rely upon our licensors to effect payment of these fees with respect to the patents and patent applications that we license. The PTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with respect to the patents and patent applications that we own, and we rely upon our licensors to effect compliance with respect to the patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to US patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The PTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 2013, 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets of former or other employers.

Many of our employees and consultants, including our senior management and our scientific founders, have been employed or retained by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees and consultants, including each member of our senior management and each of our scientific founders, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or retention. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s or consultants former or other employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management or scientific founders, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and/or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the US by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more US patents may be eligible for limited patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.

We expect the composition of a matter patent for RPC1063 in the US, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, would expire in 2029. It is possible, assuming RPC1063 achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US, if issued, may be extended up to a maximum of five additional years under the Hatch-Waxman Act. We expect the composition of matter patent for RPC4046 in the US, if issued from the pending patent application and if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the Hatch-Waxman Act, although such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility in such context that AbbVie utilizes such extension for a different drug.

If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Risks Related to our Common Stock

The price of our stock may be volatile.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•                  actual or anticipated adverse results or delays in our clinical trials;

•                  positive outcomes, or faster development results than expected, by parties developing product candidates that are competitive with our product candidates, as well as approval of any such competitive product candidates;

•                  unanticipated serious safety concerns related to the use of any of our product candidates;

•                  our failure to secure collaboration agreements for our product candidates or actual or perceived unfavorable terms of such agreements;

•                  adverse regulatory decisions;

•                  changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•                  disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;

•                  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•                  our dependence on third parties, including CROs as well as manufacturers our failure to successfully commercialize any of our product candidates, if approved;

•                  additions or departures of key scientific or management personnel;

•                  failure to meet or exceed any financial guidance or development timelines that we may provide to the public;

•                  actual or anticipated variations in quarterly operating results;

•                  failure to meet or exceed the estimates and projections of the investment community;

•                  overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•                  conditions or trends in the biotechnology and biopharmaceutical industries;

•                  announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

•                  our ability to maintain an adequate rate of growth and manage such growth;

•                  issuances of debt or equity securities;

•                  significant lawsuits, including patent or stockholder litigation;

•                  sales of our common stock by us or our stockholders in the future;

•                  trading volume of our common stock;

•                  publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•                  ineffectiveness of our internal controls;

•                  general political and economic conditions;

•                  effects of natural or man-made catastrophic events; and

•                  other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

We have broad discretion in the use of the net proceeds from our initial public offering and our available cash and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering and our available cash, and stockholders are relying on the judgment of our management regarding the application of those proceeds. Our management might not apply our net proceeds in ways that ultimately increase the value of the Company. If we do not invest or apply the net proceeds from our initial public offering and our available cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of May 31, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 61.0% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an “emerging growth company” as defined in the JOBS Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (which will be May 14, 2018), (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act and rules subsequently adopted by the SEC and the NASDAQ. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. We expect that compliance with these requirements will substantially increase our legal and financial costs and make some activities more time-consuming and costly. The increased costs will increase our consolidated net loss, and may require us to reduce costs in other areas of our business.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse as discussed in our final prospectus filed with the SEC on May 9, 2013 relating to our Registration Statement on Form S-1 (File No. 333-187737) for our IPO, the trading price of our common stock could decline. We are unable to predict the impact of these actions on our common stock. As of May 31, 2013, we have outstanding a total of 18,337,920 shares of common stock, of which 4,744,439 shares of our common stock are freely tradable, without restriction, in the public market. The underwriters in our IPO, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

The lock-up agreements pertaining to our initial public offering will expire 180 days from the date of our final prospectus. After the lock-up agreements expire, up to an additional 13,593,481 shares of common stock, subject to vesting schedules, will be eligible for sale in the public market. Directors, executive officers and other affiliates own 4,577,023 shares which are subject to vesting schedules as well as volume limitations under Rule 144 under the Securities Act of 1933, as amended (the Securities Act).

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 11,525,293 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plan(s), our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. The number of shares of our common stock available for future grant under our 2013 Stock Plan, which became effective immediately prior to the completion of our initial public offering, is 1,093,333 plus the number of shares of our common stock reserved but not issued or subject to outstanding grants under our 2008 Stock Plan as of the effective date of the 2013 Plan, or 53,267 shares. Thereafter, the number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan following the effective date of the 2013 Stock Plan, and (ii) on the first day of each fiscal year through 2023, by up to the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock on such date and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan may have an adverse effect on the market price of our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management. These provisions:

•      divide our board of directors into three classes, each serving staggered, three-year terms;

•                  authorize the board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•                  require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•                  specify that special meetings of our stockholders can be called only by the board of directors, the chairman of the board, or the chief executive officer;

•                  establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors;

•                  provide that directors may be removed only for cause;

•                  establish the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain derivative actions or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or any action asserting a claim governed by the internal affairs doctrine;

•                  require the affirmative vote of holders of at least 662/3% of the total votes eligible to be cast in the election of directors to amend, alter, change or repeal our bylaws; and

•                  provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We do not anticipate paying cash dividends and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. Additionally, our credit and security agreement with MidCap contains covenants that restrict our ability to pay dividends. As a result, only appreciation of the market price of our common stock, which may never occur, will provide a return to our stockholders. Investors seeking cash dividends should not invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold during the period of January 1, 2013 through March 31, 2013:

On February 19, 2013, we sold and issued an aggregate of 12,357,561 shares of Series B Convertible Preferred Stock for net proceeds of $12,724,760.  On March 27, 2013, we sold and issued an aggregate of 8,238,377 shares of Series B Convertible Preferred Stock for net proceeds of $8,467,010 and a related deemed dividend of $2,056,299.  On various dates between January 1, 2013 and March 31, 2013, warrants for the purchase of an aggregate of 342,854 shares of common stock, with an exercise price of approximately $0.08 per share, were exercised for proceeds of approximately $26,000.(1)

On February 15, 2013, we granted stock options to employees to purchase an aggregate of 160,371 shares of common stock pursuant to our 2008 Stock Plan, with an exercise price of $5.10 per share and a reassessed deemed fair value per share of $5.93.  On January 29, 2013, we issued and sold 888 shares of common stock upon exercise of a stock option granted to an employee pursuant to our 2008 Stock Plan, for an aggregate purchase price of $266.60.(2)

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act in reliance on the following exemptions:

(1)                                 These transactions were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate information about the issuer or had adequate access, through their relationships with the issuer, to information about the issuer.

(2)                                 These transactions were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate information about the issuer or had adequate access, through their relationships with the issuer, to information about the issuer.

Use of Proceeds

On May 8, 2013, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-187737) that was declared effective by the SEC on May 8, 2013 and that registered shares of our common stock with a maximum aggregate offering price of $86,480,000.  On May 14, 2013 and May 30, 2013, we sold 5,200,000 shares and 733,277 shares of our common stock, respectively, to the public at a price of $14.00 per share for an aggregate gross offering price of $83,065,878. The offering has now terminated.

Credit Suisse Securities (USA) LLC, Leerink Swann LLC and BMO Capital Markets Corp. acted as joint booking-running managers for the offering, and Wedbush PacGrow Life Sciences served as co-manager for the offering.

The underwriting discounts and commissions in connection with the offering totaled $5.2 million. We incurred additional costs of $2.8 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounted to total fees and costs of $8.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $75.0 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of June 20, 2013, we have not used any of the net proceeds from our initial public offering. We intend to use the net proceeds to fund continued development of our product candidate RPC1063 in ongoing clinical trials for relapsing multiple sclerosis and ulcerative colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for eosinophilic esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECEPTOS, INC.

Dated: June 20, 2013

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 20, 2013

/s/ Graham Cooper
Graham Cooper
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

4.2

Third Amended and Restated Investors’ Rights Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

4.3

Omnibus Approval and Amendment with respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors’ Rights Agreement, dated February 23, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

4.4

Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors’ Rights Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

4.5

Form of Omnibus Acknowledgement and Agreement with Respect to Potential Initial Public Offering, dated April 18, 2013, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

10.1

Offer Letter Agreement, dated February 6, 2013, between Receptos, Inc. and Graham Cooper (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

10.2

Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Edward Roberts (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

10.3

Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Hugh Rosen (incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

10.4

Credit and Security Agreement, dated April 19, 2013, between Receptos, Inc., Apoptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

10.5

Pledge Agreement, dated April 19, 2013, between Receptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

10.6

Secured Promissory Note, dated April 19, 2013, issued by Receptos, Inc. and Apoptos, Inc. to MidCap Funding III, LLC (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187736), originally filed with the SEC on April 4, 2013)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.