Form 10-Q
period 2013-06-30
Receptos, Inc.
filed 2013-08-08
CIK 1463729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2013 was 18,337,920.

RECEPTOS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	December 31, 2012	June 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,427	$91,146
Prepaid expenses and other current assets	786	757
Total current assets	6,213	91,903
Property and equipment, net	549	377
Other assets, net	141	316
Total assets	$6,903	$92,596

Liabilities, convertible preferred stock and stockholders’ (deficit) equity Current liabilities:
Accounts payable	$1,019	$1,089
Accrued payroll	1,028	959
Accrued expenses	1,682	4,201
Repurchase liability for unvested restricted stock awards	188	146
Current portion of deferred revenue	2,225	2,086
Total current liabilities	6,142	8,481
Long-term debt	—	4,824
Deferred revenue, less current portion	700	—
Deferred rent	228	171
Total liabilities	7,070	13,476
Series A Convertible Preferred Stock, $0.001 par value; 39,375,697 shares authorized, issued and outstanding at December 31, 2012; no shares authorized, issued or outstanding at June 30, 2013	27,260	—
Series B Convertible Preferred Stock, $0.001 par value; 48,543,700 shares authorized; 12,357,561 issued and outstanding at December 31, 2012; no shares authorized, issued or outstanding at June 30, 2013	12,556	—
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2013; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 113,532,927 and 200,000,000 shares authorized at December 31, 2012 and June 30, 2013, respectively; 2,417,024 and 18,337,920 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	2	18
Additional paid-in capital	7,604	144,202
Accumulated deficit	(47,589)	(65,100)
Total stockholders’ (deficit) equity	(39,983)	79,120
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$6,903	$92,596

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In thousands except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013

Collaborative revenue	$1,690	$1,238	$3,015	$2,726
Operating expenses:
Research and development	4,279	9,441	8,677	17,461
General and administrative	761	1,589	1,586	2,651
Total operating expenses	5,040	11,030	10,263	20,112
Loss from operations	(3,350)	(9,792)	(7,248)	(17,386)
Other income (expense):
Interest income	6	5	12	6
Other expense	(5)	(131)	(15)	(131)
Net loss and comprehensive loss	(3,349)	(9,918)	(7,251)	(17,511)
Preferred stock deemed dividend	—	—	—	(2,056)
Net loss attributable to common stockholders	$(3,349)	$(9,918)	$(7,251)	$(19,567)

Net loss per common share, basic and diluted	$(2.67)	$(0.98)	$(6.14)	$(3.27)
Shares used to compute net loss per common share, basic and diluted	1,254	10,151	1,180	5,982

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities
Net loss	$(7,251)	$(17,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	97	529
Depreciation and amortization	369	176
Deferred rent	77	(57)
Other	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	134	(231)
Accounts payable and accrued expenses	(698)	2,666
Accrued payroll	(115)	(69)
Deferred revenue	(232)	(839)
Net cash used in operating activities	(7,619)	(15,294)

Cash flows from investing activities
Purchases of property and equipment	(123)	(4)
Net cash used in investing activities	(123)	(4)

Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock	12,556	21,192
Net proceeds from initial public offering of common stock	—	75,009
Proceeds from exercise of common stock options and common stock warrants	40	26
Proceeds from early exercise of stock options	121	—
Proceeds from borrowings under term loan	—	4,790
Net cash provided by financing activities	12,717	101,017
Increase in cash and cash equivalents	4,975	85,719
Cash and cash equivalents at beginning of the period	11,336	5,427
Cash and cash equivalents at end of the period	$16,311	$91,146

Supplemental cash flow information
Conversion of Series A and B Preferred Stock to common stock in connection with initial public offering	$—	$63,064
Release of repurchase liability for stock options and restricted stock shares vested during the period	$24	$42

Non-cash financing activity
Preferred stock deemed dividend	$—	$2,056

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. In the opinion of management, all such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in our final prospectus filed with the SEC on May 9, 2013 relating to our Registration Statement on Form S-1 (File No. 333-187737) for our initial public offering (IPO).

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals, revenue recognition and stock-based compensation. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Liquidity

The Company has incurred losses since inception and negative cash flows from operating activities and, as of June 30, 2013, the Company had an accumulated deficit of $65.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its lead drug candidate RPC1063; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company plans to continue to fund its losses from operations and capital funding needs through cash on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Cash and cash equivalents are measured at fair value on a recurring basis. As of December 31, 2012 and June 30, 2013, cash equivalents are classified within the Level 1 designation as noted above. As of December 31, 2012 and June 30, 2013, the carrying amount of cash equivalents was $5.3 million and $87.8 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents consisted of funds held in money market accounts. As of December 31, 2012 and June 30, 2013, the Company does not hold any Level 2 or Level 3 financial instruments.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through June 30, 2013.

Deferred Offering Costs

Deferred offering costs represented legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of its common stock. Offering costs were deferred until the completion of the IPO on May 14, 2013, at which time these costs were reclassified to additional paid-in capital as a reduction of the proceeds from the offering.

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

Milestones. The Company evaluates all milestones at the beginning of the agreement to determine if they meet the definition of a substantive milestone. Revenue is recognized from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance and its achievability was not reasonably assured at the inception of the agreement, (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payments appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.

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

The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. Comprehensive loss is equal to net loss for all periods presented.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 1.0 million and 0.7 million shares as of June 30, 2012 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, stock options and warrants.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. The following table summarizes the weighted-average anti-dilutive securities excluded from the calculation of diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Convertible preferred stock	51,733	—	49,269	—
Common stock equivalents:
Options to purchase common stock	152	476	259	309
Warrants to purchase common stock	343	—	366	—
Total	52,228	476	49,894	309

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

3.              Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	December 31, 2012	June 30, 2013
Prepaid contract research	$435	$4
Prepaid maintenance agreements	92	109
Deferred offering costs	77	—
Prepaid rent	69	70
Prepaid insurance	62	424
Prepaid other	51	150
Total	$786	$757

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

	Useful life	December 31, 2012	June 30, 2013
Laboratory equipment	3 years	$2,940	$2,940
Computer equipment and software	3 years	226	230
Leasehold improvements	7 years	854	854
		4,020	4,024
Less accumulated depreciation and amortization		(3,471)	(3,647)
Property and equipment, net		$549	$377

Depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2012 and 2013, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2012 and 2013, respectively.

Accrued Expenses

The following table summarizes major classes of accrued liabilities (in thousands):

	December 31, 2012	June 30, 2013
Clinical trial accrual	$1,289	$3,277
Accrued royalty payable	176	—
Other accrued liabilities	217	924
Total	$1,682	$4,201

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

The Company recognized collaborative revenue under these arrangements as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Partner	2012	2013	2012	2013
Ono Pharmaceutical Co., Ltd.	$981	$1,238	$1,676	$2,726
Eli Lilly and Company	630	—	1,260	—
Other	79	—	79	—
Total	$1,690	$1,238	$3,015	$2,726

Collaboration with Ono Pharmaceutical Co., Ltd. In December 2011, the Company entered into a 30-month co-exclusive Collaboration Agreement, or the Ono Agreement, with Ono to utilize the Company’s proprietary GPCR structure determination technologies for the identification of a high resolution novel protein crystal structure of an Ono proprietary GPCR drug discovery target. The Company is responsible for successful completion of protein expression, crystallization studies and structure determination with respect to the GPCR drug discovery target for Ono and Ono is providing research funding through the term of the agreement. Ono will receive an exclusive license, even as to the Company, with the right to sublicense, under all of the Company’s interests in certain intellectual property rights developed as part of the collaboration. Upon payment of all pre-defined research milestones in the Ono Agreement, the Company’s interests in such intellectual property rights will thereafter be assigned to Ono. Ono will also receive a non-exclusive license, with the right to sublicense, under certain other intellectual property rights. Upon payment of the first development milestone payment to the Company, such license from the Company to Ono shall become perpetual.

In December 2011, Ono paid the Company an upfront, non-refundable fee of $2.5 million as consideration for technology access over the term of the agreement. It was determined that there was one unit of accounting under the Ono Agreement with respect to this upfront fee (which is a collaborative arrangement to provide research and development services). As such, this fee is being recognized as collaborative revenue on a straight-line basis over the contract term.

The Ono Agreement provides for payments to the Company upon achievement of certain milestone events. The Company concluded that certain of these milestone payments did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception of the Ono Agreement. Revenue totaling $1.5 million arising from milestone events which did not meet the criteria of substantive milestones has been deferred and is being amortized over the remaining term of the Ono Agreement. Management determined that the criteria necessary for concluding all of the remaining milestones associated with the Ono Agreement to be substantive were met at the inception of the contract, and as such, the Company is recognizing revenue related to these remaining research milestones when it is earned. Operating results for the three and six months ended June 30, 2013 include collaborative revenues of $0.3 million associated with achievement of research milestones that management has determined satisfy the criteria for treatment as substantive milestones. There was no similar substantive milestone revenue for either of the comparable prior year periods. Future potential substantive milestones based upon the Company’s research efforts could total up to $2.0 million, while future potential development milestones based on Ono’s efforts could total up to $15.0 million.

The Ono Agreement also calls for Ono to pay the Company for ongoing research and development support. The quarterly research and development support payments are being recognized in the condensed consolidated statements of operations and comprehensive loss as collaborative revenue as the services are provided. Such revenues totaled $0.6 million and $1.0 million for the three and six months ended June 30, 2012, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively.

The Company’s condensed consolidated balance sheet as of June 30, 2013 includes deferred revenues of $2.1 million associated with the Ono Agreement.

In addition to the above, the Ono Agreement also provides for contingent payments to the Company for development milestones based solely upon Ono’s performance. As the Ono Agreement does not require the Company to provide any future support in order to receive these milestone payments, revenue from these development milestones will be recognized as it is earned provided that collection is reasonably assured.

Eli Lilly and Company. In December 2010, the Company entered into a two-year co-exclusive Collaborative Agreement with Eli Lilly and Company, or Lilly, to utilize the Company’s proprietary GPCR structure determination technologies, including application of such technologies to the development of potential modulators directed to an undisclosed GPCR target.  The Company was responsible for conducting certain research activities with respect to the undisclosed GPCR target and sharing certain information in pursuit of potential drug candidate leads. In January 2011, as consideration for technology access over the term, Lilly paid the Company an upfront, non-refundable fee of $5.0 million and upon the successful achievement of milestones related to the identification of Structurally Enabled Hits, or SEHs, as defined, to an undisclosed GPCR target, the Company was eligible to receive from Lilly additional payments.

The Company’s collaborative arrangement with Lilly was subject to the previous accounting for multiple-element arrangements and was analyzed to determine whether the elements within the agreement could be separated or whether they must be accounted for as a single unit of accounting. Under this arrangement, management determined there was not objective and reliable evidence of fair value of the undelivered element items (which for the Company was research and development activities). Consideration received was recognized under the arrangement as revenue on a straight-line basis over the estimated period of performance, which for this contract was the contract term.

The agreement expired on December 31, 2012, and each of the Company and Lilly retain the right to use the research and development know-how for future research activities. The Company does not expect to receive any future milestone payments from Lilly.

5.              Term Loan and Security Agreement

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

The loan was recorded at its initial carrying value of $5.0 million, less the debt discount of $0.2 million.  The debt discount included an initial fee paid to the lender and certain reimbursed costs of the transaction.  At the time of final payment of the loan, the Company must also pay an exit fee of $350,000 to the lender.  The debt discount and the exit fee are being accreted to interest expense over the loan term.

At June 30, 2013, the future principal payments due under the loan agreement are as follows (in thousands):

Year ended December 31, 2013 (six months remaining)	$—
Year ended December 31, 2014	735
Year ended December 31, 2015	1,765
Year ended December 31, 2016	1,765
Year ended December 31, 2017	735
Total future principal payments due under loan agreement	$5,000

6.              Commitments and Contingencies

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

In the last quarter of 2012, the Company met the first milestone under this agreement and recorded an accrued liability of $25,000 as of December 31, 2012. During the three and six months ended June 30, 2012, no consideration was paid to TSRI under this agreement. During the three and six months ended June 30, 2013, consideration paid to TSRI under this agreement totaled $0 and $25,000, respectively.

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

All product development milestone and ATI payments are payable up to June 18, 2027. Royalty consideration paid to TSRI under this agreement for the three and six months ended June 30, 2012, was $0 and $0.4 million, respectively. Royalty consideration paid to TSRI under this agreement for the three and six months ended June 30, 2013, was $0 and $0.2 million, respectively. Such amounts were expensed as incurred and are included in research and development in our condensed consolidated statements of operations and comprehensive loss.

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

The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease term of March 2008 through October 2014. Rent expense for the three and six months ended June 30, 2012 and 2013 was $0.2 million and $0.4 million, respectively. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. As of both December 31, 2012 and June 30, 2013, deferred rent was $0.2 million. The Company also pays property taxes, maintenance and insurance, in addition to rent.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2013, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

7.              Initial Public Offering

In May 2013, the Company completed the IPO of 5,933,277 shares of common stock at an offering price of $14.00 per share, which included the exercise by the underwriters of their option to purchase 733,277 additional shares of common stock. The Company received net proceeds of approximately $75.0 million, after deducting underwriting discounts, commissions and offering-related transaction costs.

In connection with the IPO, 72,329,196 outstanding shares of Convertible Preferred Stock automatically converted into an aggregate of 9,643,877 shares of common stock on May 14, 2013.

8.              Convertible Preferred Stock, Common Stock and Warrants

Reverse Stock Split

On April 25, 2013, the Company implemented a 1-for-7.5 reverse stock split of its outstanding common stock. The accompanying condensed consolidated financial statements give retroactive effect to the reverse split for all periods presented.

Convertible Preferred Stock

Prior to its conversion in the IPO, the Company’s convertible preferred stock was classified as temporary equity in the accompanying condensed consolidated balance sheet at December 31, 2012 instead of in stockholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities. Upon certain change in control events that were outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could have caused its redemption.

Prior to the IPO, the Company was authorized to issue 39,375,697 shares of Series A convertible preferred stock and 48,543,700 shares of Series B convertible preferred stock.  In May 2013, the Company filed an amended and restated certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock.

Issuance of Series B Convertible Preferred Stock

In February and March 2012, the Company issued 12,357,561 shares of Series B Convertible Preferred Stock under a Series B Preferred Stock Purchase Agreement at $1.03 per share for net proceeds of $12.5 million.

On February 19, 2013, pursuant to the terms of the Series B Preferred Stock Purchase Agreement dated as of February 3, 2012, the Company closed a second tranche financing for 12,357,561 shares of Series B Convertible Preferred Stock, at $1.03 per share for net proceeds of $12.7 million.

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

Conversion of Preferred Stock

On May 14, 2013, the 72,329,196 outstanding shares of Convertible Preferred Stock automatically converted into an aggregate of 9,643,877 shares of common stock immediately prior to the closing of the IPO.

Common Stock

In May 2009, in conjunction with the formation of Receptos, the Company issued 199,999 shares of restricted common stock to certain founders. The restrictions lapsed over a four-year period ending May 9, 2013, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably monthly thereafter.

In July 2009, in conjunction with the formation of Receptos, the Company sold 279,998 shares of restricted common stock to certain officers with a per share price of approximately $0.08, for gross proceeds of approximately $21,000. The restrictions will lapse as follows: (i) 199,998 vested over a four-year period ending May 11, 2013, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably monthly thereafter; and (ii) 80,000 shares are subject to both performance-based criteria and time-based vesting conditions. The milestones associated with these 80,000 shares had been met as of December 31, 2012 and are now subject to only time-based vesting through November 19, 2015. As of June 30, 2013, 30,834 shares associated with performance-based criteria were subject to repurchase by the Company.

The Company’s 2008 Stock Plan, or the 2008 Plan, allows for early exercise of option awards under the plan. As of June 30, 2013, options for the purchase of 982,830 shares of common stock had been exercised, of which 401,711 were unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of each of the periods ended December 31, 2012 and June 30, 2013, the early exercise liability was $0.2 million.

No shares were repurchased by the Company during the six months ended June 30, 2013.

Common Stock Warrants

As of December 31, 2012, warrants for the purchase of 342,854 shares of the Company’s common stock were outstanding. During the first quarter of 2013, all previously outstanding warrants were exercised for proceeds of approximately $26,000.

9.              Stock-Based Compensation and Equity Plans

2013 Stock Incentive Plan

Prior to the completion of the IPO, the Company issued stock options under its 2008 Plan.  Effective upon the closing of the IPO, the Company’s board of directors and stockholders approved the 2013 Stock Incentive Plan (the 2013 Plan). The number of shares of common stock available for future grant under the 2013 Plan upon its approval was 1,146,600 shares plus (i) the number of shares subject to outstanding awards under the 2008 Plan that are subsequently forfeited or terminated for any reason before being exercised or settled and (ii) the number of shares subject to vesting restrictions under the 2008 Plan that are subsequently forfeited.  In addition, the number of shares of common stock that may be issued under the 2013 Plan is subject to an automatic annual increase equal to the lesser of (x) four percent of the outstanding shares on the last day of the immediately preceding fiscal year or (y) if the Company’s board acts prior to the first day of the fiscal year, such other amount that the board determines for purposes of the annual increase for that fiscal year.

The 2013 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors and consultants.  The 2013 Plan also provides for the granting of restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.  The Company has issued under the 2008 Plan and intends to continue to issue under the 2013 Plan both time-based and performance-based stock option and restricted stock awards. Time-based awards generally vest over a four-year period commencing on the first anniversary of the date of grant, while performance-based awards generally vest 25% upon achievement of a milestone event, with monthly time-based vesting over the subsequent 36 months. Milestone events are specific to the Company’s corporate goals, including but not limited to the first dosing of patients in the Company’s clinical trials. Awards generally expire ten years from the date of grant.

The following table summarizes stock-based compensation expense for equity awards to employees and non-employees (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Included in research and development expense	$42	$231	$83	$291
Included in general and administrative expense	7	189	14	238
Total stock-based compensation expense	$49	$420	$97	$529

Employee Stock Purchase Plan

Effective upon the closing of the IPO, the Company’s board of directors and the stockholders approved the 2013 Employee Stock Purchase Plan (the ESPP). Upon implementation, the Company can issue up to 160,000 shares under the ESPP. The ESPP is subject to an automatic annual increase equal to the lesser of (i) one percent of the outstanding capital stock on each January 1 or (ii) an amount determined by the Company’s board of directors.

10.       Related-Party Transactions

In May 2009, the Company entered into consulting agreements with certain of its founders. Under the terms of these agreements the founders would serve in an advisory capacity with respect to the Company’s research and development activities. As compensation for services provided, the founders received (i) a quarterly consulting fee, (ii) an aggregate of 199,999 shares of the Company’s common stock, subject to certain vesting restrictions, and (iii) options to acquire an aggregate of 100,000 shares of common stock, subject to certain performance-based criteria. Compensation earned under these agreements was $51,000 and $102,000 for the three and six months ended June 30, 2012, respectively, and $33,000 and $66,000 for the three and six months ended June 30, 2013, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission (SEC) on May 9, 2013 relating to our Registration Statement on Form S-1 (File No. 333-187737) for our initial public offering (“IPO”). As used in this report, unless the context suggests otherwise, “the Company” and “Receptos” mean Receptos, Inc.

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

•                  our use of our available cash; and

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

We have not generated any revenue from product sales. Through June 30, 2013, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred losses since our inception and, as of June 30, 2013, we had an accumulated deficit of $65.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•                  advance the current Phase 2 portion of our Phase 2/3 study of RPC1063 in RMS;

•                  advance our current Phase 2 study of RPC1063 in Ulcerative Colitis (UC);

•                  prepare for and, subject to ongoing Data Monitoring Committee oversight of the Phase 2 portion as well as our own interim safety analysis, initiate the Phase 3 portion of our Phase 2/3 study of RPC1063 in RMS;

•                  prepare for and initiate a Phase 2 study of RPC4046 in EoE;

•                  continue research efforts;

•                  maintain, expand and protect our intellectual property portfolio; and

•                  hire additional staff, including clinical, scientific, operational, financial and management personnel.

To fund future operations we will likely need to raise additional capital. The net proceeds from our IPO, together with our existing cash and cash equivalents and our access to funds through the credit and security agreement we entered into with MidCap Funding III, LLC, or MidCap, in April 2013, will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval. Accordingly, we will continue to require substantial additional capital beyond the proceeds from our IPO to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Our collaboration arrangements provide for payments to us upon the achievement of research milestones, such as providing structure solutions with candidate compounds for certain targets. Given the challenges inherent in determining high resolution structure solutions for G protein-coupled receptor (GPCR) targets, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these collaboration arrangements. In addition, we evaluated whether the research milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider most of our research milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received based on milestones as each milestone is achieved. In the event that we enter into a contract that contains a research milestone that our management determines does not meet the definition of a substantive milestone, such revenue will be deferred and amortized over the remaining term of the underlying agreement.

Our collaboration agreement with Ono also provides for contingent payments to us for development milestones based solely upon Ono’s performance. As receipt of these contingent payments is based solely on Ono’s efforts, we expect to recognize any such contingent revenue when earned under the applicable contract as we will have no ongoing obligations  associated with these development milestones.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2013

The following table summarizes the results of our operations for the three months ended June 30, 2012 and 2013, together with the changes in those items in dollars (in thousands):

	Three months ended June 30,		Increase
	2012	2013	(Decrease)
Collaborative revenues	$1,690	$1,238	$(452)
Research and development expenses	4,279	9,441	5,162
General and administrative expenses	761	1,589	828

Collaborative Revenues. The following table summarizes our sources of revenue by partner for each of the three months ended June 30, 2012 and 2013 (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$420	$—	$561	$981
Eli Lilly and Company	630	—	—	630
Other	—	79	—	79
Total for the three months ended June 30, 2012	$1,050	$79	$561	$1,690

Ono Pharmaceutical Co., Ltd.	$420	$—	$818	$1,238
Total for the three months ended June 30, 2013	$420	$—	$818	$1,238

Collaborative revenues were $1.7 million for the three months ended June 30, 2012, compared to $1.2 million for the same period in 2013. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over the estimated period of performance, and research and development funding received from our collaborative arrangements.  During the second quarter of 2012, we recognized $0.6 million of upfront payments received from Lilly.  As this contract was completed in December 2012, there was no similar revenue included in our 2013 results.

Research and Development Expenses. The following table summarizes our research and development, or R&D, expenses for the three months ended June 30, 2012 and 2013 (in thousands):

	Three months ended June 30,
	2012	2013	Increase
Third-party clinical trial costs:
RPC1063 - RMS study costs	$715	$3,937	$3,222
RPC1063 - UC study costs	112	1,432	1,320
RPC1063 - Joint development study costs	921	1,118	197
Total external clinical trial costs	1,748	6,487	4,739
Other unallocated R&D costs	2,531	2,954	423
Total R&D expenses	$4,279	$9,441	$5,162

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

R&D expenses were $4.3 million for the three months ended June 30, 2012, compared to $9.4 million for the same period ended June 30, 2013. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 start up costs for our Phase 2/3 trial of RPC1063 in RMS, and commencement of the Phase 2 trial of RPC1063 in UC. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical development programs and continue to develop other product candidates.

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

General and administrative expenses were $0.8 million for the three months ended June 30, 2012, compared to $1.6 million for the same period ended June 30, 2013. The increase in general and administrative costs of $0.8 million is primarily related to an increase in personnel costs of $0.2 million, additional stock compensation expense of $0.2 million, and additional expenditures on outside services, including consulting costs, legal fees and insurance of $0.4 million. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Comparison of Six Months Ended June 30, 2012 and 2013

The following table summarizes the results of our operations for the six months ended June 30, 2012 and 2013 (in thousands):

	Six months ended June 30,		Increase
	2012	2013	(decrease)
Collaborative revenues	$3,015	$2,726	$(289)
Research and development expenses	8,677	17,461	8,784
General and administrative expenses	1,586	2,651	1,065
Deemed dividend	—	2,056	2,056

Collaborative Revenues. The following table summarizes our sources of revenue by partner for each of the six months ended June 30, 2012 and 2013 (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$698	$—	$978	$1,676
Eli Lilly and Company	1,260	—	—	1,260
Other	—	79	—	79
Total for the six months ended June 30, 2012	$1,958	$79	$978	$3,015

Ono Pharmaceutical Co., Ltd.	$840	$250	$1,636	$2,726
Total for the six months ended June 30, 2013	$840	$250	$1,636	$2,726

Collaborative revenues were $3.0 million for the six months ended June 30, 2012, compared to $2.7 million for the same period in 2013. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over the estimated period of performance, and research and development funding received from our collaborative arrangements.  Results for the first half of 2012 include the recognition of $1.3 million of upfront payments under our contract with Lilly, which was completed in December 2012. The decrease in our collaborative revenues in 2013 in comparison to the prior year reflect the completion of this contract which more than offset the increase in revenues received under our collaborative arrangement with Ono.

Research and Development Expenses. The following table summarizes our R&D expenses for each of the six months ended June 30, 2012 and 2013 (in thousands):

	Six months ended June 30,
	2012	2013	Increase
Third-party clinical trial costs:
RPC1063 - RMS study costs	$1,589	$5,573	$3,984
RPC1063 - UC study costs	112	2,836	2,724
RPC1063 - Joint development study costs	1,796	3,443	1,647
Total external clinical trial costs	3,497	11,852	8,355
Other unallocated R&D costs	5,180	5,609	429
Total R&D expenses	$8,677	$17,461	$8,784

R&D expenses were $8.7 million for the six months ended June 30, 2012, compared to $17.5 million for the same period ended June 30, 2013. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 start up costs for our Phase 2/3 trial of RPC1063 in RMS, and commencement of the Phase 2 trial of RPC1063 in UC.

General and Administrative Expenses. General and administrative expenses were $1.6 million for the six months ended June 30, 2012, compared to $2.7 million for the same period ended June 30, 2013. The increase in general and administrative expenses of $1.1 million is primarily related to the expansion of our operating activities and costs associated with being a publicly-traded company, and is comprised of an increase in personnel costs of $0.3 million related to additional headcount, additional stock compensation expense of $0.2 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees and insurance of $0.6 million.

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

Liquidity and Capital Resources

Overview

We have incurred losses since our inception and negative cash flows from operating activities and, as of June 30, 2013, we had an accumulated deficit of $65.1 million and cash and cash equivalents of $91.1 million. We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) continue the development and commercialization of our lead drug candidate RPC1063; (ii) work to develop additional drug candidates through research and development programs; and (iii) expand our corporate infrastructure, including the costs associated with becoming a public company. We plan to continue to fund losses from operations and capital funding needs through future debt and equity financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

Prior to our IPO, we funded our operations primarily from the sale of convertible equity securities and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements. Through June 30, 2013, we have received $61.5 million in proceeds from the sale of our Series A and Series B Convertible Preferred Stock and $22.6 million in upfront payments, research funding and preclinical milestones from our collaborative arrangements with Lilly, Ortho-MacNeil-Jenssen Pharmaceuticals, or OMJP, and Ono.

In April 2013, we entered into a credit and security agreement with MidCap allowing for borrowings up to $30.0 million. The credit and security agreement provides for the loan to be issuable in three tranches:

•                  the first tranche of $10.0 million was available at the closing of the credit agreement (of which we drew down $5.0 million in April 2013 and of which another $5.0 million is available to us through March 31, 2014);

•                  the second tranche of $10.0 million is available to us through March 31, 2014, if we enter into certain equity or financing transactions in which we receive minimum net proceeds of at least $40.0 million through a qualifying initial public offering, a private placement and/or a corporate or research partnership for development of our product candidates (which condition was satisfied by our IPO), and if we are planning to conduct development activities for a Phase 2 study for RPC4046 and have retained rights to RPC4046 under our license agreement with AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie (formerly a part of Abbott Laboratories); and

•                  the third tranche of $10.0 million is available to us through December 31, 2014 if we have consummated an initial public offering for at least $60.0 million in proceeds (which condition was satisfied by our IPO), and (1) we have received positive data from the Phase 2 trial of RPC1063 in RMS, (2) we have an ongoing Phase 3 trial of RPC1063 in RMS and (3) we have retained rights to RPC4046 under our license agreement with AbbVie.

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

In May 2013, we completed our IPO whereby we sold 5,933,277 shares of our common stock and received net proceeds, after underwriters’ discounts and commissions and other offering costs, of $75.0 million.

Based on our current business plan, we believe that our existing cash and cash equivalents as of June 30, 2013, along with our access to funds through the credit and security agreement with MidCap, will be sufficient to meet our obligations for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2013 (in thousands):

	Six months ended June 30,
	2012	2013
Net cash (used in) provided by:
Operating activities	$(7,619)	$(15,294)
Investing activities	(123)	(4)
Financing activities	12,717	101,017
Total	$4,975	$85,719

Operating activities. Net cash used in operating activities was $7.6 million for the six months ended June 30, 2012, compared to $15.6 million for the same period ended June 30, 2013. During 2012 and 2013, the primary use of cash was to fund the increased levels of our research and development activities.

Investing activities. During the first half of 2012, we purchased $0.1 million in structural biology equipment to further support our research and development activities. During the first half of 2013, our equipment purchases were negligible. We did not hold any short-term investments at June 30, 2012 or 2013, respectively.

Financing activities. During the six months ended June 30, 2012 and 2013, net cash provided by financing activities was $12.7 million and $101.0 million, respectively. During 2012, we generated proceeds $12.6 million from the sale of Series B Convertible Preferred Stock and additional proceeds of $0.2 million from the exercise of stock options and common stock warrants. During 2013, net proceeds from our IPO were $75.0 million and we also raised an additional $21.2 million from the sale of Series B Convertible Preferred Stock.  During 2013, we also borrowed $5.0 million under our term loan arrangement with MidCap.

Off-Balance Sheet Arrangements

Through June 30, 2013, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

As of June 30, 2013, our cash and cash equivalents consist of cash, held by a large, US commercial bank. We do not hold any short-term investments and we did not have any long-term borrowings. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2012 and 2013.

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

Item 1A.     Risk Factors

You should carefully consider the risks described below, together with the other information contained in this quarterly report and in our final prospectus filed with the Securities and Exchange Commission (SEC) on May 9, 2013, relating to our Registration Statement on Form S-1 (File No. 333-187737) for our IPO including our consolidated financial statements and the related notes appearing at the end of our final prospectus, before making your decision whether to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline.

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

We have incurred significant operating losses since our inception in 2008 and, as of June 30, 2013, we had an accumulated deficit of $65.1 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We are currently conducting the Phase 2 portion of a Phase 2/3 study of RPC1063 in Relapsing Multiple Sclerosis (RMS) and a Phase 2 study of RPC1063 in Ulcerative Colitis (UC), and we are preparing to conduct the Phase 3 portion of the Phase 2/3 study of RPC 1063 in RMS as well as a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of RPC1063 and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Our existing cash and cash equivalents and our access to funds through our credit and security agreement with MidCap will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate that is approved. Accordingly, we will continue to require substantial additional capital to continue our clinical development activities and potentially engage in commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

Some of these factors are outside of our control. Based upon our current expected level of operating expenditures and our access to funds through our credit and security agreement with MidCap, we believe that we will be able to fund our operations for at least the next 12 months. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete the Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS, if it is commenced, or to complete the Phase 2 study of RPC4046 in EoE. Accordingly, we expect that we will need to raise substantial additional funds in the future. Additional funding may not be available to us on acceptable terms, or at all.

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

Our credit and security agreement with MidCap contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our credit and security agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

Our credit and security agreement with MidCap, pursuant to which we have drawn-down $5.0 million, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Our audited consolidated financial statements at December 31, 2012 and for the year then ended were prepared assuming that we would continue as a going concern. However, the report of our independent registered public accounting firm included in our final prospectus filed with the SEC on May 9, 2013, relating to our Registration Statement on Form S-1 (File No. 333-187737) for our IPO contained an explanatory paragraph on such consolidated financial statements stating there was substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Oral RMS therapies in particular represent competition for us, since RPC1063 is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2012, its second full year after commercial launch, Gilenya® achieved $1.2 billion in worldwide sales. Like RPC1063, Gilenya® is a sphingosine 1-phosphate receptor (S1PR) modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, RPC1063 is in a Phase 2 trial for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by RPC1063, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been, or may soon be, approved. Specifically, in September 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and on March 27, 2013, Biogen Idec’s Tecfidera™ became the third oral therapy approved for RMS. Of the two drug candidates for RMS submitted for regulatory approval in 2012, one (laquinimod, submitted for approval in the EU) is also an oral therapy. Although not an S1PR modulator, Tecfidera™ in particular is expected to build upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. Beyond Gilenya®, which is approved, the late stage S1PR modulator drug pipeline of potential competition in RMS consists of three programs: Novartis’ siponimod; ONO-4641 which is under development by Merck Serono and Ono Pharmaceuticals; and Actelion’s ponesimod. In addition to these programs, Mitsubishi Tanabe initiated a Phase 2 study of MT-1303, an S1PR modulator, in RMS in January 2013.

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

We have relied upon and plan to continue to rely upon third party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and we control only certain aspects of their activities. We and our CROs also rely upon clinical sites and investigators for the performance of our clinical trials in accordance with the applicable protocols and applicable legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and applicable legal, regulatory and scientific standards and our reliance on CROs as well as clinical sites and investigators does not relieve us of our regulatory responsibilities. We, our CROs as well as the clinical sites and investigators are required to comply with current good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, investigators and clinical sites. If we, any of our CROs or any of the clinical sites or investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. We also cannot assure you that our CROs as well as the clinical sites and investigators will perform our clinical trials in accordance with the applicable protocols as well as applicable legal, regulatory and scientific standards, or report the results obtained in a timely and accurate manner. In addition to GCPs, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over the actual performance of our CROs as well as the performance of clinical sites and investigators. In addition, significant portions of the clinical studies for our product candidates are expected to be conducted outside of the US, which will make it more difficult for us to monitor CROs as well as clinical sites and investigators and perform visits of our clinical sites, and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials in accordance with the applicable protocols and compliance with applicable regulations, including GCPs. Failure to comply with applicable protocols and regulations in the conduct of the clinical studies for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

Some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

If any of our relationships with these third party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure (including by clinical sites or investigators) to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenues could be delayed significantly.

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

As part of our planned development program for RPC4046, we expect to request a pre-IND application meeting with the FDA by the end of 2013 and thereafter to submit an IND in the first half of 2014. These activities may lead to the initiation of a Phase 2 trial in EoE shortly thereafter. However, we will need to provide appropriate regulatory agencies in the US and EU with a chemistry, manufacturing and control (CMC) comparability assessment filing. Specifically, a number of improvements have been made to the RPC4046 manufacturing process since drug product was manufactured and used in a Phase 1 study of RPC4046. Although drug product has been manufactured using this new process, it has not been used in a clinical study. Therefore, a comparability assessment of the Phase 1 and Phase 2 processes must be filed and approved prior to initiation of the planned Phase 2 study of RPC4046 in EoE. Although we believe information provided to us by AbbVie indicates that, in its current state, the manufacturing process for RPC4046 has been sufficiently developed to produce materials appropriate for Phase 2 clinical development, final approval will only be granted after the regulatory agencies have been allowed to review all of the relevant data. The absence of a timely approval could adversely affect the availability of suitable RPC4046 drug product and thus adversely impact both our ability to commence, as well as the timing of, the planned Phase 2 trial of RPC4046 in EoE.

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

We have obtained SPA agreements from the FDA for the planned Phase 3 portion of our Phase 2/3 study of RPC1063 for RMS (called RADIANCE) as well as a second planned Phase 3 study of RPC1063 in RMS. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide the sponsoring company with assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPA agreements are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. SPA agreements do not address all of the variables and details that may go into planning for or conducting a clinical trial, and any change in the protocol for a clinical trial can invalidate the SPA agreement unless the change is intended to improve the clinical trial at issue and the FDA agrees in writing prior to implementation. A protocol change entails a resubmission to the FDA and triggers a new cycle of FDA review which is not limited to the change.  In the event of a resubmission, there can be no assurance that the FDA will agree or that delays in the applicable development program will not occur as a result.  Moreover, there can be no assurance that the FDA will ultimately consider either of our SPA agreements to be binding, in which event the FDA could assert that additional data, including data obtained through one or more additional clinical trials, may be required to support a regulatory submission. In addition, while an SPA agreement addresses the requirements for submission of an NDA, the results of the related clinical trial(s) may not support FDA approval.

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. In addition, beginning with our annual report on Form 10-K following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we will be required to obtain from our independent registered public accounting firm an attestation report on the effectiveness of our internal control over financial reporting. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) December 31, 2018, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

If we cannot prepare and disclose, in a timely manner, our consolidated financial statements and other required disclosures or comply with the Sarbanes-Oxley Act or existing or new reporting requirements, or if we cannot prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of July 30, 2013, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to four issued US patents and seven pending US patent applications as well as corresponding foreign patents and patent applications. Foreign patent applications include a pending Patent Cooperation Treaty (PCT) application as well as applications pending or patents issued in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa. We expect the composition of matter patent for RPC1063 (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains an issued patent and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of July 30, 2013, this in-licensed portfolio consisted of one issued US patent, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as certain methods of use. As of July 30, 2013, we owned five pending US patent applications and corresponding foreign patent applications, including two pending PCT applications as well as applications pending in Europe and Japan. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes a patent and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of July 30, 2013, we had exclusive commercial license rights from TSRI to a US patent, two pending US patent applications, a PCT application and foreign patent applications in Canada, Europe and Japan related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

We have broad discretion in the use of our available cash and may not use it effectively.

Our management has broad discretion in the application of our available cash, and stockholders are relying on the judgment of our management regarding such application. Our management might not apply our available cash in ways that ultimately increase the value of the Company. If we do not invest or apply our available cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

As of June 30, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.6% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an “emerging growth company” as defined in the JOBS Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) December 31, 2018, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse as discussed in our final prospectus filed with the SEC on May 9, 2013 relating to our Registration Statement on Form S-1 (File No. 333-187737) for our IPO, the trading price of our common stock could decline. We are unable to predict the impact of these actions on our common stock. As of July 31, 2013, we have outstanding a total of 18,337,920 shares of common stock, of which 4,744,439 shares of our common stock are freely tradable, without restriction, in the public market. The underwriters in our IPO, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

The lock-up agreements pertaining to our IPO will expire on November 4, 2013. After the lock-up agreements expire, up to an additional 13,593,481 shares of common stock, subject to vesting schedules, will be eligible for sale in the public market. Directors, executive officers and other affiliates own 4,577,023 shares which are subject to vesting schedules as well as volume limitations under Rule 144 under the Securities Act of 1933, as amended (the Securities Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold during the period of April 1, 2013 through June 30, 2013:

On April 11, 2013 and April 18, 2013, we granted stock options to employees to purchase an aggregate of 20,306 shares and 293,195 shares of common stock, respectively, pursuant to our 2008 Stock Plan, with an exercise price of $7.73 per share and $8.10 per share, respectively, and a reassessed deemed fair value per share of $14.00.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate information about the issuer or had adequate access, through their relationships with the issuer, to information about the issuer.

Use of Proceeds

On May 8, 2013, we commenced our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-187737) that was declared effective by the SEC on May 8, 2013 and that registered shares of our common stock with a maximum aggregate offering price of $86,480,000.  On May 14, 2013 and May 30, 2013, we sold 5,200,000 shares and 733,277 shares of our common stock, respectively, to the public at a price of $14.00 per share for an aggregate gross offering price of $83,065,878. The offering has now terminated.

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

As of June 30, 2013, we have not used any of the net proceeds from our IPO. We intend to use the net proceeds to fund continued development of our product candidate RPC1063 in ongoing clinical trials for relapsing multiple sclerosis and ulcerative colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for eosinophilic esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds.

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

Dated: August 8, 2013

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2013

/s/ Graham Cooper
Graham Cooper
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

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