Form 10-Q
period 2013-09-30
Receptos, Inc.
filed 2013-10-31
CIK 1463729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 15, 2013 was 18,337,797.

RECEPTOS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	December 31, 2012	September 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,427	$80,781
Prepaid expenses and other current assets	786	665
Total current assets	6,213	81,446
Property and equipment, net	549	358
Other assets, net	141	297
Total assets	$6,903	$82,101

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,019	$1,202
Accrued compensation and benefits	1,028	1,318
Accrued expenses	1,682	8,262
Repurchase liability for unvested restricted stock awards	188	132
Current portion of term loan	—	441
Current portion of deferred revenue	2,225	1,473
Total current liabilities	6,142	12,828
Term loan	—	4,428
Deferred revenue, less current portion	700	—
Deferred rent	228	141
Total liabilities	7,070	17,397
Series A Convertible Preferred Stock, $0.001 par value; 39,375,697 shares authorized, issued and outstanding at December 31, 2012; no shares authorized, issued or outstanding at September 30, 2013	27,260	—
Series B Convertible Preferred Stock, $0.001 par value; 48,543,700 shares authorized; 12,357,561 issued and outstanding at December 31, 2012; no shares authorized, issued or outstanding at September 30, 2013	12,556	—
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2013; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 113,532,927 and 200,000,000 shares authorized at December 31, 2012 and September 30, 2013, respectively; 2,417,024 and 18,337,797 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	2	18
Additional paid-in capital	7,604	145,351
Accumulated deficit	(47,589)	(80,665)
Total stockholders’ (deficit) equity	(39,983)	64,704
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$6,903	$82,101

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In thousands except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013

Collaborative revenue	$1,794	$1,142	$4,809	$3,868
Operating expenses:
Research and development	6,757	13,500	15,434	30,961
General and administrative	1,041	3,050	2,627	5,701
Total operating expenses	7,798	16,550	18,061	36,662
Loss from operations	(6,004)	(15,408)	(13,252)	(32,794)
Other income (expense):
Interest income	4	2	16	8
Other expense	(3)	(159)	(18)	(290)
Net loss and comprehensive loss	(6,003)	(15,565)	(13,254)	(33,076)
Preferred stock deemed dividend	—	—	—	(2,056)
Net loss attributable to common stockholders	$(6,003)	$(15,565)	$(13,254)	$(35,132)

Net loss per common share, basic and diluted	$(4.44)	$(0.88)	$(10.71)	$(3.54)
Weighted-average shares used to compute net loss per common share, basic and diluted	1,351	17,715	1,237	9,928

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities
Net loss	$(13,254)	$(33,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	146	1,666
Depreciation and amortization	518	261
Deferred rent	52	(87)
Other	—	95
Changes in operating assets and liabilities:
Prepaid expenses and other assets	194	(127)
Accounts payable and accrued expenses	1,776	6,838
Accrued compensation and benefits	(95)	290
Deferred revenue	(1,208)	(1,452)
Net cash used in operating activities	(11,871)	(25,592)

Cash flows from investing activities
Purchases of property and equipment	(211)	(70)
Net cash used in investing activities	(211)	(70)

Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock	12,556	21,192
Net proceeds from initial public offering of common stock	—	75,009
Proceeds from exercise of common stock options and common stock warrants	51	25
Proceeds from borrowings under term loan, net of issuance costs	—	4,790
Proceeds from early exercise of stock options	138	—
Net cash provided by financing activities	12,745	101,016
Increase in cash and cash equivalents	663	75,354
Cash and cash equivalents at beginning of the period	11,336	5,427
Cash and cash equivalents at end of the period	$11,999	$80,781

Supplemental cash flow information
Conversion of Series A and B Preferred Stock to common stock	$—	$63,064
Release of repurchase liability for stock options and restricted stock shares	$34	$56

Non-cash financing activity
Preferred stock deemed dividend	$—	$2,056

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Liquidity

The Company has incurred losses since inception and negative cash flows from operating activities and, as of September 30, 2013, the Company had an accumulated deficit of $80.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its lead drug candidate RPC1063; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company plans to continue to fund its losses from operations and capital funding needs through cash on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Cash and cash equivalents are measured at fair value on a recurring basis. As of December 31, 2012 and September 30, 2013, cash equivalents are classified within the Level 1 designation as noted above. As of December 31, 2012 and September 30, 2013, the carrying amount of cash equivalents was $5.3 million and $77.0 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents consisted of funds held in money market accounts. As of December 31, 2012 and September 30, 2013, the Company does not hold any Level 2 or Level 3 financial instruments.

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

Property and Equipment

The Company records its property and equipment at cost and computes depreciation using the straight-line method over the estimated useful lives of the assets (generally three years). The Company amortizes leasehold improvements over the lease term or the useful life of the improvement, whichever is shorter (including any renewal periods that are deemed to be reasonably assured). The Company expenses repair and maintenance costs that do not improve service potential or extend economic life as incurred.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through September 30, 2013.

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

Revenue Recognition

The Company enters into arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. The Company’s arrangements may contain upfront payments, license fees for research and development arrangements, research and development funding and milestone payments under collaborative agreements. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized separately for each unit of accounting when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Upfront Fees. When management determines the Company has a single unit of accounting under its collaborative arrangements, upfront fees received for collaborative agreements are recognized ratably over the expected performance period under each respective arrangement. The Company’s collaborations to date have had stated periods of performance; however, the agreement with Ono Pharmaceutical Co., Ltd., or Ono, contains an option whereby Ono may choose to extend the development period. As a result, management makes its best estimate of the period over which the Company expects to fulfill its performance obligations under that agreement. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 1.0 million and 0.6 million shares as of September 30, 2012 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, stock options and warrants.  Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. The following table summarizes the weighted-average anti-dilutive securities excluded from the calculation of diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Convertible preferred stock	6,898	—	6,706	4,061
Common stock equivalents:
Options to purchase common stock	154	1,107	224	578
Warrants to purchase common stock	343	—	358	—
Total	7,395	1,107	7,888	4,639

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

3.              Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	December 31, 2012	September 30, 2013
Prepaid contract research	$435	$—
Prepaid maintenance agreements	92	98
Prepaid rent	69	79
Prepaid insurance	62	343
Prepaid other	128	145
Total	$786	$665

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

	Useful life	December 31 2012	September 30, 2013
Laboratory equipment	3 years	$2,940	$3,004
Computer equipment and software	3 years	226	232
Leasehold improvements	7 years	854	854
		4,020	4,090
Less accumulated depreciation and amortization		(3,471)	(3,732)
Property and equipment, net		$549	$358

Depreciation and amortization expense was $0.1 million and $0.5 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively.

Accrued Expenses

The following table summarizes major classes of accrued expenses (in thousands):

	December 31 2012	September 30, 2013
Clinical trial accrual	$1,289	$5,870
Accrued royalty payable	176	—
Other accrued liabilities	217	2,392
Total	$1,682	$8,262

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

The Company recognized collaborative revenue under these arrangements as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Partner	2012	2013	2012	2013
Ono Pharmaceutical Co., Ltd.	$1,174	$1,142	$2,850	$3,868
Eli Lilly and Company	620	—	1,880	—
Other	—	—	79	—
Total	$1,794	$1,142	$4,809	$3,868

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

The Ono Agreement provides for payments to the Company upon achievement of certain milestone events. The Company concluded that certain of these milestone payments did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception of the Ono Agreement. Revenue totaling $1.5 million arising from milestone events which did not meet the criteria of substantive milestones has been deferred and is being amortized over the remaining term of the Ono Agreement. Management determined that the criteria necessary for concluding all of the remaining milestones associated with the Ono Agreement to be substantive were met at the inception of the contract, and as such, the Company is recognizing revenue related to these remaining research milestones when it is earned. Operating results for the nine months ended September 30, 2013 include collaborative revenues of $0.3 million associated with achievement of research milestones that management has determined satisfy the criteria for treatment as substantive milestones. There was no similar substantive milestone revenue for either of the comparable prior year periods. Future potential substantive milestones based upon the Company’s research efforts could total up to $2.0 million, while future potential development milestones based on Ono’s efforts could total up to $15.0 million.

The Ono Agreement also calls for Ono to pay the Company for ongoing research and development support. The quarterly research and development support payments are being recognized in the condensed consolidated statements of operations and comprehensive loss as collaborative revenue as the services are provided. Such revenues totaled $0.8 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2013, respectively.

The Company’s condensed consolidated balance sheet as of September 30, 2013 includes deferred revenues of $1.5 million associated with the Ono Agreement.

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

The loan was recorded at its initial carrying value of $5.0 million, less the debt discount of $0.2 million.  The debt discount included an initial fee paid to the lender and certain reimbursed costs of the transaction.  At the time of final payment of the loan, the Company must also pay an exit fee of $350,000 to the lender.  In addition, if the Company’s repayment obligation is accelerated following an event of default, or if the Company elects to prepay any portion of the loan, the Company must also pay a prepayment fee of 3% of the principal being repaid (dropping to 2% after August 18, 2014 then to 1% after December 18, 2015).  The debt discount and the exit fee are being accreted to interest expense over the loan term.

At September 30, 2013, the future principal payments due under the loan agreement are as follows (in thousands):

Year ended December 31, 2013 (three months remaining)	$—
Year ended December 31, 2014	735
Year ended December 31, 2015	1,765
Year ended December 31, 2016	1,765
Year ended December 31, 2017	735
Total future principal payments due under loan agreement	$5,000

6.              Commitments and Contingencies

License Agreements

The Company has license agreements with The Scripps Research Institute, or TSRI, that require it to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Royalties are expensed as incurred and are included in research and development in our condensed consolidated statements of operations and comprehensive loss.

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

Royalties paid to TSRI in connection with this agreement were not significant during either 2012 or 2013.

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

All product development milestone and ATI payments are payable up to June 18, 2027.  Royalties paid to TSRI in connection with this agreement were not significant during either 2012 or 2013.

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

Rent expense for the three and nine months ended September 30, 2012 and 2013 was $0.2 million and $0.6 million, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2013, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

Preferred Stock

In May 2013, the Company filed an amended and restated certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock.

Common Stock

In July 2009, in conjunction with the formation of Receptos, the Company sold 279,998 shares of restricted common stock to certain officers with a per share price of approximately $0.08, for gross proceeds of approximately $21,000. The restrictions will lapse as follows: (i) 199,998 vested over a four-year period ending May 11, 2013; and (ii) 80,000 shares were subject to both performance-based criteria and time-based vesting conditions. The milestones associated with these 80,000 shares had been met as of December 31, 2012 and these shares are now subject to only time-based vesting through November 19, 2015. As of September 30, 2013, 25,834 shares associated with performance-based criteria were subject to repurchase by the Company.

The Company’s 2008 Stock Plan, or the 2008 Plan, allows for early exercise of option awards under the plan. As of September 30, 2013, options for the purchase of 982,465 shares of common stock had been exercised, of which 361,206 were unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. The early exercise liability was $0.2 million and $0.1 million as of December 31, 2012 and September 30, 2013, respectively.

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

8.              Stock-Based Compensation and Equity Plans

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

The following table summarizes stock-based compensation expense for equity awards to employees and non-employees (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Included in research and development expense	$43	$499	$125	$791
Included in general and administrative expense	7	638	21	875
Total stock-based compensation expense	$50	$1,137	$146	$1,666

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

9.              Related-Party Transactions

In May 2009, the Company entered into consulting agreements with certain of its founders. Under the terms of these agreements the founders would serve in an advisory capacity with respect to the Company’s research and development activities. As compensation for services provided, the founders received (i) a quarterly consulting fee, (ii) an aggregate of 199,999 shares of the Company’s common stock, subject to certain vesting restrictions, and (iii) options to acquire an aggregate of 100,000 shares of common stock, subject to certain performance-based criteria. Compensation earned under these agreements was $33,000 and $135,000 for the three and nine months ended September 30, 2012, respectively, and $15,000 and $81,000 for the three and nine months ended September 30, 2013, respectively.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disorders. Our product candidates span three distinct specialty disease areas. Our lead asset, RPC1063, is being developed as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD), which consists of Ulcerative Colitis (UC) and Crohn’s Disease (CD). Our second asset, RPC4046, is being developed for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), which is an Orphan Disease. Our strategy is to develop best-in-class (by mechanism of action) drug candidates and selectively pursue first-in-class (based on projected timing of approval) market positions.

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

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform. Under these agreements we have received upfront payments, license fees, research and development funding and research and/or development milestones.

We have not generated any revenue from product sales. Through September 30, 2013, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred losses since our inception and, as of September 30, 2013, we had an accumulated deficit of $80.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•                  advance the current Phase 2 portion of our Phase 2/3 study of RPC1063 in RMS;

•                  advance our current Phase 2 study of RPC1063 in UC;

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

Collaboration Arrangements.  In December 2011, we entered into a collaboration agreement with Ono Pharmaceuticals Co., Ltd., or Ono, which contains multiple deliverables but only one unit of accounting. As a result, the upfront consideration received is being amortized into revenue on a straight-line basis over our estimated period of performance. Our collaborative arrangement with Eli Lilly and Company, or Lilly, which we entered into in December 2010 was subject to the previous accounting guidance for multiple-element arrangements and was analyzed to determine whether the elements within each of the arrangements could be separated or whether they must be accounted for as a single unit of accounting. Under this arrangement, we determined that there was not objective and reliable evidence of fair value of the undelivered element items, which for us was performing research and development activities. Consideration received under the arrangements was recognized as revenue on a straight-line basis over our estimated period of performance, which for this contract was the contract term.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2013

The following table summarizes the results of our operations for the three months ended September 30, 2012 and 2013, together with the changes in those items in dollars (in thousands):

	Three months ended September 30,		Increase
	2012	2013	(Decrease)
Collaborative revenues	$1,794	$1,142	$(652)
Research and development expenses	6,757	13,500	6,743
General and administrative expenses	1,041	3,050	2,009

Collaborative Revenues. The following table summarizes our sources of revenue by partner for each of the three months ended September 30, 2012 and 2013 (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$420	$—	$754	$1,174
Eli Lilly and Company	620	—	—	620
Total for the three months ended September 30, 2012	$1,040	$—	$754	$1,794

Ono Pharmaceutical Co., Ltd.	$420	$—	$722	$1,142
Total for the three months ended September 30, 2013	$420	$—	$722	$1,142

Collaborative revenues were $1.8 million for the three months ended September 30, 2012, compared to $1.1 million for the same period in 2013. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over the estimated period of performance, and research and development funding received from our collaborative arrangements.  During the third quarter of 2012, we recognized $0.6 million of upfront payments received from Lilly.  As this contract was completed in December 2012, there was no similar revenue included in our 2013 results.

Research and Development Expenses. The following table summarizes our research and development, or R&D, expenses for the three months ended September 30, 2012 and 2013 (in thousands):

	Three months ended September 30,
	2012	2013	Increase
Third-party clinical trial costs:
RPC1063 - RMS study costs	$1,850	$5,328	$3,478
RPC1063 - UC study costs	952	1,690	738
RPC1063 - Joint development study costs	1,504	3,021	1,517
Total external clinical trial costs	4,306	10,039	5,733
Other unallocated R&D costs	2,451	3,461	1,010
Total R&D expenses	$6,757	$13,500	$6,743

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

R&D expenses were $6.8 million for the three months ended September 30, 2012, compared to $13.5 million for the same period ended September 30, 2013. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 start up costs for our Phase 2/3 trial of RPC1063 in RMS, and commencement of the Phase 2 trial of RPC1063 in UC. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical development programs and continue to develop other product candidates.

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

General and administrative expenses were $1.0 million for the three months ended September 30, 2012, compared to $3.1 million for the same period ended September 30, 2013. The increase in general and administrative costs is primarily related to an increase in personnel costs related to additional headcount, additional stock compensation expense, and additional expenditures on outside services, including consulting costs, legal and accounting fees, market research and insurance. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Comparison of Nine Months Ended September 30, 2012 and 2013

The following table summarizes the results of our operations for the nine months ended September 30, 2012 and 2013 (in thousands):

	Nine months ended September 30,		Increase
	2012	2013	(decrease)
Collaborative revenues	$4,809	$3,868	$(941)
Research and development expenses	15,434	30,961	15,527
General and administrative expenses	2,627	5,701	3,074
Deemed dividend	—	2,056	2,056

Collaborative Revenues. The following table summarizes our sources of revenue by partner for each of the nine months ended September 30, 2012 and 2013 (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$1,118	$—	$1,732	$2,850
Eli Lilly and Company	1,880	—	—	1,880
Other	—	79	—	79
Total for the nine months ended September 30, 2012	$2,998	$79	$1,732	$4,809

Ono Pharmaceutical Co., Ltd.	$1,260	$250	$2,358	$3,868
Total for the nine months ended September 30, 2013	$1,260	$250	$2,358	$3,868

Collaborative revenues were $4.8 million for the nine months ended September 30, 2012, compared to $3.9 million for the same period in 2013. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over the estimated period of performance, and research and development funding received from our collaborative arrangements.  Results during the first nine months of 2012 include the recognition of $1.9 million of upfront payments under our contract with Lilly, which was completed in December 2012. The decrease in our collaborative revenues in 2013 in comparison to the prior year reflect the completion of this contract which more than offset the increase in revenues received under our collaborative arrangement with Ono.

Research and Development Expenses. The following table summarizes our R&D expenses for each of the nine months ended September 30, 2012 and 2013 (in thousands):

	Nine months ended September 30,
	2012	2013	Increase
Third-party clinical trial costs:
RPC1063 - RMS study costs	$3,439	$10,901	$7,462
RPC1063 - UC study costs	1,064	4,526	3,462
RPC1063 - Joint development study costs	3,300	6,464	3,164
Total external clinical trial costs	7,803	21,891	14,088
Other unallocated R&D costs	7,631	9,070	1,439
Total R&D expenses	$15,434	$30,961	$15,527

R&D expenses were $15.4 million for the nine months ended September 30, 2012, compared to $31.0 million for the same period ended September 30, 2013. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 start up costs for our Phase 2/3 trial of RPC1063 in RMS, and commencement of the Phase 2 trial of RPC1063 in UC.

General and Administrative Expenses. General and administrative expenses were $2.6 million for the nine months ended September 30, 2012, compared to $5.7 million for the same period ended September 30, 2013. The increase in general and administrative expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly-traded company, and is comprised of an increase in personnel costs related to additional headcount, additional stock compensation expense, and additional expenditures on outside services, including consulting costs, legal and accounting fees, market research and insurance.

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

Liquidity and Capital Resources

Overview

We have incurred losses since our inception and negative cash flows from operating activities and, as of September 30, 2013, we had an accumulated deficit of $80.7 million and cash and cash equivalents of $80.8 million. We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) continue the development and commercialization of our lead drug candidate RPC1063; (ii) work to develop additional drug candidates through research and development programs; and (iii) expand our corporate infrastructure, including the costs associated with being a public company. We plan to continue to fund losses from operations and capital funding needs through future debt and equity financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

Prior to our IPO, we funded our operations primarily from the sale of convertible equity securities and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements. Through September 30, 2013, we have received $61.5 million in proceeds from the sale of our Series A and Series B Convertible Preferred Stock and $22.6 million in upfront payments, research funding and preclinical milestones from our collaborative arrangements with Lilly, Ortho-MacNeil-Jenssen Pharmaceuticals, or OMJP, and Ono.

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

The interest rate under the credit and security agreement is 8.25%, and there is an interest only period until August 1, 2014, followed by a 34-month principal and interest period. Any unpaid amounts mature and become payable on May 1, 2017. At the time of final payment, we must pay an exit fee based on a percentage of the drawn amount.  In addition, if the Company’s repayment obligation is accelerated following an event of default, or if the Company elects to prepay any portion of the loan, the Company must also pay a prepayment fee based on a percentage of the principal being repaid.  Pursuant to the credit and security agreement, we provided a first priority security interest in all existing and after-acquired assets (excluding intellectual property owned by us, which is subject to a negative pledge arrangement).

In May 2013, we completed our IPO whereby we sold 5,933,277 shares of our common stock and received net proceeds, after underwriters’ discounts and commissions and other offering costs, of $75.0 million.

Based on our current business plan, we believe that our existing cash and cash equivalents as of September 30, 2013, along with our access to funds through the credit and security agreement with MidCap, will be sufficient to meet our obligations for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2013 (in thousands):

	Nine months ended September 30,
	2012	2013
Net cash (used in) provided by:
Operating activities	$(11,871)	$(25,592)
Investing activities	(211)	(70)
Financing activities	12,745	101,016
Total	$663	$75,354

Operating activities. Net cash used in operating activities was $11.9 million for the nine months ended September 30, 2012, compared to $25.6 million for the same period ended September 30, 2013. During 2012 and 2013, the primary use of cash was to fund the increased levels of our research and development activities.

Investing activities. During the nine months ended September 30, 2012, net cash used in investing activities was $0.2 million and $0.1 million, respectively, which represented equipment purchased to further support our research and development activities. We did not hold any short-term investments at September 30, 2012 or 2013, respectively.

Financing activities. During the nine months ended September 30, 2012 and 2013, net cash provided by financing activities was $12.7 million and $101.0 million, respectively. During 2012, we generated proceeds $12.6 million from the sale of Series B Convertible Preferred Stock and additional proceeds of $0.2 million from the exercise of stock options and common stock warrants. During 2013, net proceeds from our IPO were $75.0 million and we also raised an additional $21.2 million from the sale of Series B Convertible Preferred Stock.  During 2013, we also borrowed $5.0 million under our term loan arrangement with MidCap.

Off-Balance Sheet Arrangements

Through September 30, 2013, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

As of September 30, 2013, our cash and cash equivalents consist of cash and money market funds, held by a large, US commercial bank. We do not hold any short-term investments and we did not have any long-term borrowings. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2012 and 2013.

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

We have incurred significant operating losses since our inception in 2008 and, as of September 30, 2013, we had an accumulated deficit of $80.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. We have never completed a Phase 2 study, conducted a Phase 3 trial or submitted a New Drug Application (NDA) or a Biologics License Application (BLA).

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. With respect to our clinical development of RPC1063 in RMS, the recent availability of oral therapies such as Gilenya® (fingolimod), Aubagio® (teriflunomide) and Tecfidera® (dimethyl fumarate) may cause patients to be less willing to participate in our clinical trial for an oral therapy in regions in which an oral therapy has been approved. Since RMS is a competitive market in certain regions such as the US and the European Union (EU) with a number of product candidates in development, patients may have other choices with respect to potential clinical trial participation and we may have difficulty in reaching our enrollment targets. In addition, the relatively limited number of RMS patients worldwide (estimated at 500,000) may make enrollment more challenging.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the RMS market is intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) β-1a), Betaseron® (IFN β -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN β-1a)), Tysabri® (natalizumab), mitoxantrone, Aubagio®, Gilenya® and Tecfidera®. In addition, in 2012 two drug candidates for RMS were submitted for regulatory approval, laquinimod (in the EU) and LemtradaTM, and there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn’s Disease (CD), drug sales from three therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia® (certolizumab pegol) and Humira® (adalimumab)) and antimetabolites (including methotrexate and others), and there are several late-stage pipeline programs in development for IBD indications. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

Oral RMS therapies in particular represent competition for us, since RPC1063 is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2012, its second full year after commercial launch, Gilenya® achieved $1.2 billion in worldwide sales. Like RPC1063, Gilenya® is a sphingosine 1-phosphate receptor (S1PR) modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, RPC1063 is in a Phase 2 trial for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by RPC1063, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been, or may soon be, approved. Specifically, in September 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and on March 27, 2013, Biogen Idec’s Tecfidera® became the third oral therapy approved for RMS. Of the two drug candidates for RMS submitted for regulatory approval in 2012, one (laquinimod, submitted for approval in the EU) is also an oral therapy. Although not an S1PR modulator, Tecfidera® in particular is expected to build upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. Beyond Gilenya®, which is approved, the late stage S1PR modulator drug pipeline of potential competition in RMS consists of three programs: Novartis’ siponimod; ONO-4641 which is under development by Merck Serono and Ono Pharmaceuticals; and Actelion’s ponesimod. In addition to these programs, Mitsubishi Tanabe initiated a Phase 2 study of MT-1303, an S1PR modulator, in RMS in January 2013.

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

We believe that the effects of S1P1R modulation may have utility in other immune disorders in addition to RMS, such as UC, and we have initiated a Phase 2 study of RPC1063 in UC. Although we believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC, as clinical development of RPC1063 in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in UC, the safety profile of RPC1063 or the relative pace of development and potential timing for regulatory approval, if any, of RPC1063 in UC. Other S1PR modulators such as Gilenya® may also pursue approval in immune disorders such as UC. In the instance of Gilenya®, its status as a currently approved therapy in RMS may provide it with an advantage in becoming the first S1PR modulator approved in other indications such as UC. It is also possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of RPC1063 in UC, if successful), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), an oral JAK tyrosine kinase inhibitor currently approved in rheumatoid arthritis by Pfizer and in development for CD and UC, completed a Phase 2 study in 2011 and is in four Phase 3 trials. Although tofacitinib is not an S1P1R modulator, its advanced stage of development relative to RPC1063 in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC.

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

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, if AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, AbbVie will have control of any ex-US commercialization in the event RPC4046 is approved. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain.

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

RPC4046 is a recombinant, humanized, high affinity, selective anti-IL-13 monoclonal antibody. Our rights to RPC4046 do not preclude AbbVie from using the anti-IL-13 antibody in certain other products, regardless of whether AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, or in the alternative AbbVie does not elect such a collaboration and we receive an exclusive worldwide license to RPC4046. While we believe that any other products for which AbbVie retains the right to use the anti-IL-13 antibody would necessarily be meaningfully different from RPC4046, there can be no assurance that any such product would not have certain qualities in common with or similar to RPC4046 and thus be potentially competitive with RPC4046, or that adverse events arising from the clinical development of any such product would not have an impact on the development, commercialization or potential value of RPC4046 due, for example, to such qualities. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of the license to us and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement, another AbbVie product covered by the same patent portfolio, such as a different product using the anti-IL-13 antibody, could potentially influence AbbVie’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other product as compared with RPC4046. In addition, while the term of the composition of matter patent for RPC4046 in the US could be extended up to five additional years under the provisions of the Hatch-Waxman Act if RPC4046 achieves regulatory approval, such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046. If the extension is otherwise available in such context it is possible that AbbVie would instead utilize or choose to reserve the opportunity for an extension of the composition of matter patent for a different product using the anti-IL-13 antibody, in which case we would not have the benefit of a potential extended patent term for RPC4046.

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

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, supplemental NDA (sNDA), BLA or other submission or to obtain regulatory approval in the US or elsewhere;

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

The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of September 30, 2013, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to six issued US patents and four pending US patent applications as well as corresponding foreign patents and patent applications. Foreign patent applications include a pending Patent Cooperation Treaty (PCT) application as well as applications pending or patents issued in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa. We expect the composition of matter patent for RPC1063 (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains an issued patent and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of September 30, 2013, this in-licensed portfolio consisted of one issued US patent, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as certain methods of use. As of September 30, 2013, we owned five pending US patent applications and corresponding foreign patent applications, including two pending PCT applications as well as applications pending in Europe and Japan. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes a patent and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of September 30, 2013, we had exclusive commercial license rights from TSRI to one US patent, two pending US patent applications, a PCT application and foreign patent applications in Canada, Europe and Japan related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

Third parties may assert that we are employing their proprietary technology without authorization. As a result of searching patent literature in support of patent protection and otherwise evaluating the patent landscape, we are aware of third party patents, and third party patent applications which may issue, with coverage that could be asserted with respect to mechanisms of action and uses or formulations of RPC4046, which if successful could materially affect any commercialization of RPC4046 contemplated by us, if RPC4046 is approved. Similarly, we are also aware of a third party patent, and third party patent applications which may issue, with respect to certain dosing regimens for S1P1R modulators. Such patent contains broad claims to administering an S1P receptor agonist (including for treatment of multiple sclerosis) at a dosage lower than the standard daily dosage, and then increasing the dosage to the standard daily dosage(including to ameliorate a negative chronotropic effect of the S1P receptor agonist). We do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of RPC1063 (if approved) are valid and enforceable. In addition, other patents may issue from third party patent applications with respect to certain dosing regimens with coverage broader than any product candidate being developed by a party seeking such a patent which could adversely affect our ability to commercialize RPC1063, if RPC1063 is approved and if it is included within such coverage together with its dosing regimen.  We are also aware of pending third party patent applications with claims to broad generic structural formulas, which claims if issued in their broadest form could adversely affect commercialization of RPC1063, if RPC1063 is approved. In addition, we are aware of a portfolio of patents and pending third party patent applications with respect to certain GPCR structure-based drug discovery and design technology. While we do not believe that any of the currently issued patents in such portfolio affect the manner in which we are utilizing our proprietary GPCR structure-based drug discovery and design technology, if a patent were to issue from any pending application in such portfolio with coverage affecting the manner in which we utilize such technology, our ability to utilize such technology or to use the results of any such utilization could be adversely affected. There may be third party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. Third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third party patent were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify our manufacturing process to avoid the coverage of the patent, or until such patent expires or is finally determined to be invalid or unenforceable. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of the formulation of any of our product candidates or any method of use of any of our product candidates, including any therapy or patient selection methods, the holder of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify the formulation or use, or until such patent expires or is finally determined to be invalid or unenforceable. Where a license to a third party patent is needed, such a license may not be available on commercially reasonable terms or at all.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents that relate to our product candidates are controlled by our licensors. The patent portfolio for our proprietary GPCR structure determination technology and a portion of the patent portfolio for RPC1063 (including a composition of matter patent for RPC1063) are each in-licensed from TSRI. Although TSRI prosecutes and maintains the patent portfolio, we have the right to consult with TSRI on any action taken. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of the license to us and to defend such patents against claims of invalidity and unenforceability, although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement. If TSRI, AbbVie or any future licensor fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The patent portfolio for our proprietary GPCR structure determination technology and a portion of the patent portfolio for RPC1063 (including a composition of matter patent for RPC1063) are each in-licensed from TSRI. The patent portfolio for RPC4046 is in-licensed from AbbVie. Under our existing license agreements, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

In particular, the loss of the license from TSRI to a portion of the patent portfolio for RPC1063, inasmuch as it includes a composition of matter patent for RPC1063, would materially adversely affect our ability to proceed with any development or potential commercialization of RPC1063. In addition, the loss of the license from AbbVie for RPC4046 would likely result in the termination of our efforts with respect to RPC4046.

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

We expect the composition of a matter patent for RPC1063 in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, would expire in 2029. It is possible, assuming RPC1063 achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the Hatch-Waxman Act. We expect the composition of matter patent for

RPC4046 in the US if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the Hatch-Waxman Act, although such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility in such context that AbbVie utilizes such extension for a different drug.

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

•                  our dependence on third parties, including CROs as well as manufacturers;

•                  our failure to successfully commercialize any of our product candidates, if approved;

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

As of September 30, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.7% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse as discussed in our final prospectus filed with the SEC on May 9, 2013 relating to our Registration Statement on Form S-1 (File No. 333-187737) for our IPO, the trading price of our common stock could decline. We are unable to predict the impact of these actions on our common stock. As of September 30, 2013, we have outstanding a total of 18,337,797 shares of common stock, of which 4,744,439 shares of our common stock are freely tradable, without restriction, in the public market. The underwriters in our IPO, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

•                  require the affirmative vote of holders of at least 66 and 2/3% of the total votes eligible to be cast in the election of directors to amend, alter, change or repeal our bylaws; and

•                  provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

As of September 30, 2013, we have not used any of the net proceeds from our IPO. We intend to use the net proceeds to fund continued development of our product candidate RPC1063 in ongoing clinical trials for relapsing multiple sclerosis and ulcerative colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for eosinophilic esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds.

Repurchases

The following table provides information regarding shares of our common stock that were repurchased during the quarter ended September 30, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1-31, 2013	0		—	0	0
August 1-31, 2013	123	(1)	$0.30	0	0
September 1-30, 2013	0		—	0	0
Total	123		$0.30	0	0

(1)  Repurchase of unvested shares from a former employee that were acquired upon the early exercise of stock options.

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

RECEPTOS, INC.

Dated: October 31, 2013

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 31, 2013

/s/ Graham Cooper
Graham Cooper
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Faheem Hasnain

10.2	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Graham Cooper

10.3	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Sheila K. Gujrathi, M.D.

10.4	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Robert Peach

10.5	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Marcus F. Boehm, Ph.D.

10.6	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Chrysa Mineo

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.