Form 10-K
period 2013-12-31
Receptos, Inc.
filed 2014-03-06
CIK 1463729

Use these links to rapidly review the document

PART IV
RECEPTOS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35900

Receptos, Inc. (Exact Name of Registrant as Specified in Its Charter)
Delaware	26-4190792

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
10835 Road to the Cure, Suite 205, San Diego CA	92121

(Address of Principal Executive Offices)	(Zip Code)

(858) 652-5700
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☑

          The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2013 totaled approximately $142,353,486 based on the closing price of $19.89 as reported by the NASDAQ Global Market.

          The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of February 28, 2014 was 22,167,602.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2013.

Receptos, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

i

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K. or this Annual Report, may contain "forward-looking statements" within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, "Risk Factors" in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as "may," "will," "expect," "anticipate," "intend," "plan," "believe," "estimate" or other words indicating future results. Forward-looking statements include, but are not limited to, statements about:

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

  •
  our collaboration partners' election to pursue development and commercialization;

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

  •
  our use of our cash and other resources; and

  •
  the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

        Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this Annual Report to confirm these statements to actual results or revised expectations.

Item 1.    Business.

        We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics for immune disorders. Our product candidates span three distinct specialty disease areas. Our lead asset, RPC1063, is being developed as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD). Our second asset, RPC4046, is being developed for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), which is an Orphan Disease. Our strategy is to develop best-in-class (by mechanism of action) drug candidates and selectively pursue first-in-class (based on projected timing of approval) market positions. The mechanism of action for each of our product candidates has been validated in one or more immunology indications. RPC1063 was selected for pharmaceutic properties with potential to demonstrate best-in-class differentiation in RMS. In IBD and EoE, our product candidates RPC1063 and RPC4046, respectively, have the potential to be the first in their respective classes to be approved.

        Our founders and executive management team have held senior positions at leading pharmaceutical and biotechnology companies and possess substantial experience across the spectrum of drug discovery, development and commercialization. Our CEO was previously the CEO of Facet Biotech, which was developing daclizumab for RMS when Facet was acquired by Abbott Laboratories. Members of our senior executive team have also played key roles at Biogen Idec, Bristol-Myers Squibb and Genentech in successfully advancing therapeutics, including ocrelizumab in RMS, as well as advancing and launching therapeutics in immune disease, including Orencia® (abatacept) and Rituxan® (rituximab) for Rheumatoid Arthritis.

        RPC1063 is currently being tested in an accelerated design, randomized Phase 2/3 study called RADIANCE for the treatment of RMS. The Phase 2 portion of the study completed enrollment in October 2013 and primary endpoint (top-line) results are anticipated in mid-2014. In the fourth quarter of 2013, we conducted a pre-planned interim analysis of the Phase 2 data. Based upon this analysis, as well as approval from the independent Data Monitoring Committee (DMC) following its review of interim analysis data, we initiated the Phase 3 portion of RADIANCE in December 2013. Our accelerated Phase 2/3 design for RADIANCE allowed us to eliminate a potentially lengthy period of time between completing enrollment for the Phase 2 portion and initiating enrollment for the Phase 3 portion. We have obtained Special Protocol Assessment (SPA) agreement from the US Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 portion of RADIANCE as well as a second planned RMS Phase 3 study. RPC1063 is also being tested in a randomized Phase 2 study for the treatment of Ulcerative Colitis (UC), a gastrointestinal (GI) disease affecting a well-defined subset of IBD patients. Top-line results for this Phase 2 study are anticipated in mid-2014.

        RPC1063 impacts the immune system by modulating an important G protein-coupled receptor (GPCR) known as the sphingosine 1-phosphate 1 receptor (S1P1R), a member of the sphingosine 1-phosphate receptor (S1PR) family of receptors. GPCRs are membrane protein receptors involved in a broad range of biological processes and diseases. S1P1R modulation causes selective and reversible retention, or sequestration, of circulating white blood cells (lymphocytes) in peripheral lymphoid tissue (such as the lymph nodes) and in the thymus. The sequestration of lymphocytes is achieved by modulating cell migration patterns (known as "lymphocyte trafficking"), specifically preventing self-targeting, or autoreactive, lymphocyte migration to areas of disease inflammation, which is a major contributor to autoimmune disease. By measuring lymphocyte count reduction in peripheral blood circulation, we are able to observe and confirm this desired drug effect.

        Reduction in peripheral lymphocyte count serves as a pharmacodynamic measure, or a "biomarker," of the physiological effect of S1PR modulators in RMS. Certain threshold levels of peripheral lymphocyte count reduction correlate with efficacy in Phase 2 and Phase 3 RMS studies as measured by standard efficacy endpoints: for Phase 2, a significant reduction in the cumulative number of total gadolinium enhancing (GdE) lesions (or areas of injury or disease in the brain highlighted by a contrast medium) as determined by magnetic resonance imaging (MRI); and for Phase 3, a significant reduction in the annualized relapse rate (ARR), which is a measure of the rate of disease reoccurrence. We have demonstrated dose-dependent lymphocyte count reduction to target levels with RPC1063 in a Phase 1 study. In addition, observations from our interim analysis of the data from our Phase 2 study include preliminary clinical activity and reduction in lymphocyte count that appear to be consistent with data from other S1PR modulators on the market or in development. The Phase 2 and Phase 3 portions of our randomized Phase 2/3 study of RPC1063 in RMS seek to demonstrate efficacy based on the noted MRI and ARR endpoints, respectively.

        The first oral immune-targeting agent approved for RMS was Novartis' Gilenya® (fingolimod), a non-selective S1PR modulator launched in 2010. Achieving worldwide sales of approximately $1.9 billion in 2013, the success of Gilenya® highlights the unmet need in the RMS market for efficacious, orally administered therapies. RPC1063 was discovered by our scientific founders and advanced by members of our management team for development based on key pharmaceutic properties that have the potential for clinically meaningful improved safety features as compared to those of Gilenya®.

        In addition to RMS, we believe that S1P1R modulation of lymphocyte trafficking may have utility in other immune disorders. An increasing body of both preclinical and clinical evidence provides a strong rationale for this mechanistic approach in IBD, and lymphocyte trafficking agents have been shown to be effective in IBD treatment. For example, Tysabri® has been approved by the FDA for the treatment of Crohn's Disease (CD), one form of IBD. The FDA has also granted priority review to an investigational agent, vedolizumab, which inhibits trafficking of lymphocyte populations similar to those targeted by S1P1R modulators. In December 2013, an FDA advisory committee recommended approval of vedolizumab for the treatment of UC and CD and the PDUFA action date is in May 2014. Given the lack of disease-modifying oral therapeutics in late-stage development for IBD, we believe RPC1063 could potentially represent the best orally administered therapy for IBD and effect a paradigm shift in IBD treatment similar to the impact on RMS treatment dynamics caused by the market entry of Gilenya®.

        Our second asset, RPC4046 for the treatment of EoE, builds upon our core competencies in immunology and GI diseases. In-licensed from AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie (formerly a part of Abbott Laboratories), RPC4046 is a monoclonal antibody directed against the interleukin-13 (IL-13) target, which has been validated in Asthma, a predominantly allergic/immune-mediated disorder. EoE is an Orphan-designated GI disease of high unmet need with no current FDA-approved therapy. As part of our development program for RPC4046 in EoE, we held a pre-Investigational New Drug application (IND) meeting with the FDA in the fourth quarter of 2013 in which the FDA was in general agreement with the design of our Phase 2 study and nonclinical program. We plan to submit a new IND in the first half of 2014 and subsequently initiate a randomized Phase 2 trial.

        We utilize our proprietary GPCR structure-based drug design technology platform in discovery research to identify potential best-in-class product candidates directed to high-value GPCR targets. Structure-based drug design is a technique by which the three-dimensional structure of a protein receptor is identified and utilized in drug discovery research to design potential drug candidates to the specific requirements of the receptor. Our technology platform augments our expertise in GPCR biology. Our research includes a preclinical program developing oral, small molecule, positive allosteric modulators (PAMs) of the glucagon-like peptide-1 receptor (GLP-1R) for the treatment of Type 2

Diabetes. Allosteric modulators bind the protein receptor at a site distinct from the receptor's natural binding partner (ligand), and positive allosteric modulators of the GLP-1R enhance the activity between the GLP-1R and its natural binding partner. We have previously entered into several collaborative, cash-flow positive arrangements to leverage this technology platform, including one ongoing technology transfer program.

        We retain full development and commercial rights to RPC1063. We may seek a development and commercial partner for RPC1063 after the availability of Phase 2 results to offset risk and preserve capital, although we intend to retain key development and commercialization rights. We believe retaining this strategic flexibility will help us to maximize shareholder value. If we are successful in developing RPC1063 and/or RPC4046, we may elect to build a targeted specialty sales force.

Our key product candidates are:

  •
  RPC1063 for the treatment of RMS:  RPC1063 is a novel, once daily, selective and potent small molecule S1P1R modulator administered orally for immunology indications. RMS is a chronic autoimmune disorder of the central nervous system (CNS), characterized by recurrent acute exacerbations (relapses) of neurological dysfunction followed by variable degrees of recovery with clinical stability between relapses (remission). The disease invariably results in progressive and permanent accumulation of disability and impairment, affecting adults during their most productive years. RMS disproportionately affects women, with a majority of patients diagnosed between the ages of 20 and 40.

    RMS represents a specialty market estimated at 500,000 patients worldwide. Total branded RMS drug sales in the global market were approximately $13 billion in 2012, increasing from approximately $11 billion in 2011. Since the market entry of oral drugs for RMS, the oral drug market share has reached approximately 25% of the total RMS market. Based upon forecasts by an independent market assessment firm, we believe this market share could approach 50% by 2018. We also believe oral agents will modify treatment dynamics over time, driving further market growth, largely displacing standard of care first-line injectable therapies and providing more options in a market characterized by frequent cycling through therapeutic agents.

    The first oral agent approved for RMS was Gilenya®, a non-selective S1PR modulator launched in 2010. Biogen Idec's Tecfidera® (dimethyl fumarate), which was approved by the FDA in 2013, has further shifted treatment dynamics in favor of oral therapy, consistently gaining market share since its launch. A primary measure of efficacy for RMS therapeutics is reduction in ARR compared with placebo, which ranges from approximately 30% for standard-of-care injectable agents to 54% for Gilenya® and 44-53% for Tecfidera®.

    We believe there is a significant market opportunity for effective oral RMS therapies with improved safety and tolerability profiles. Based on profiles of currently marketed therapies and available information for therapies in late-stage clinical development, we believe RPC1063 has the potential to be the best oral S1PR modulator for RMS. In particular, we believe RPC1063 has the potential for meaningfully improved safety features, including:

    •
    Reduced cardiovascular side effects (in particular, decrease in heart rate and heart conduction abnormalities, including prolongation of the QT interval), through favorable pharmaceutic and pharmacologic properties, utilization of an initially increasing dosing regimen, known as dose titration, and selectivity for S1P1R;

    •
    Better management of infections and retreatment decisions through a shorter half-life and rapid lymphocyte recovery, which can allow for better treatment options and outcomes in the case of disease relapse, infection, or pregnancy, since the patient's immune system is more rapidly reconstituted;

    •
    Reduced liver toxicity, known as hepatotoxicity, and lower resultant treatment discontinuation rates; and

    •
    Avoidance of potential "off-target" side effects, including potential for promotion of fibrosis and hypertension.

    In October 2013, we completed enrollment in the Phase 2 portion of our accelerated design, randomized Phase 2/3 study called RADIANCE. Designed to enroll 210 patients, the Phase 2 portion enrolled 258 patients based on strong investigator and patient interest. The Phase 2 portion of RADIANCE is a randomized, double-blind comparison of the doses of 0.5 and 1.0 mg of RPC1063 against placebo in patients with RMS, and is designed to characterize the short-term safety and efficacy of RPC1063 in RMS. The primary objective is to demonstrate the superior clinical efficacy of RPC1063 compared to placebo by showing a reduction in the cumulative number of total GdE lesions determined by MRI from week 12 to week 24 of study treatment. The primary endpoint (top-line) results are anticipated in mid-2014.

    In the fourth quarter of 2013, we conducted a pre-planned interim analysis of the Phase 2 RADIANCE data. Based upon this analysis, as well as approval from the independent DMC following its review of interim analysis data, we initiated the Phase 3 portion of RADIANCE in December 2013. The Phase 3 portion, which will enroll up to 1,200 patients, is a randomized, double-blind, double-dummy comparison of RPC1063 to an active control in patients with RMS. Patients are receiving one of two oral daily doses of RPC1063 (0.5 mg or 1.0 mg) or a weekly injection of Avonex® 30 µg, and the primary objective is to assess whether RPC1063 is superior to Avonex® in reducing the ARR at the end of month 24 of treatment in patients with RMS.

    Our accelerated Phase 2/3 design for RADIANCE allowed us to eliminate a potentially lengthy period of time between completing enrollment for the Phase 2 portion and initiating enrollment for the Phase 3 portion. We have obtained SPA agreement from the FDA on our clinical trial design for the Phase 3 portion of RADIANCE as well as a second planned RMS Phase 3 study.

    A composition of matter patent for RPC1063 was issued by the US Patent and Trademark Office (PTO) in the third quarter of 2013 and we expect this patent will expire in 2029 (worldwide), not including any patent term adjustments or extensions.

  •
  RPC1063 for the treatment of UC:  IBD is comprised of two chronic, autoimmune, GI inflammatory disorders: UC and CD. UC is a GI inflammatory disorder involving ulcers in the colon and is characterized by a chronic course of remissions and exacerbations. Patients suffer from a multitude of GI symptoms, including diarrhea, rectal bleeding and abdominal pain.

    The worldwide prevalence of IBD is estimated at approximately 2.5 million patients, with UC patients numbering approximately 1.5 million. Total IBD drug sales were forecast for 2012 by the Datamonitor Group at approximately $5 billion worldwide. However, the development and potential for approval of novel mechanism of action agents, including vedolizumab, a lymphocyte trafficking agent in development by Takeda Pharmaceutical Company, are expected, if approved, to accelerate market growth. In December 2013, an FDA advisory committee recommended approval of vedolizumab for the treatment of UC and CD. Positive Phase 3 clinical outcomes in UC and CD for vedolizumab contribute to a growing body of evidence generated by third parties which supports efficacy for agents that inhibit lymphocyte trafficking in the treatment of IBD and appear to improve maintenance over currently approved anti-tumor necrosis factor (TNF) biologics. While vedolizumab, an intravenously (IV) administered therapy, could have the potential to impact the current treatment algorithm for IBD, an oral therapy such as RPC1063 inhibiting trafficking of similar lymphocyte populations could further evolve treatment practices.

    Current UC treatments include oral therapies, such as corticosteroids designed to treat inflammation in the intestine. However, the long-term use of anti-inflammatory agents such as corticosteroids is associated with significant side effects. While these agents are often sufficient for the treatment of mild disease, patients with moderate to severe pathology often require treatment with injectable or infused biologics. Biologic therapies, including the anti-TNF class of drugs, are also used to treat UC. However, these products are limited by an injectable or infused route of administration and side effects, such as infections, immunogenicity and infusion/injection site reactions, and lack of efficacy in a significant proportion of patients. For these reasons, biologic therapies have typically been reserved for the last line of treatment in UC.

    We believe there is a significant market opportunity for effective oral therapies that can induce and maintain clinical response and remission, and which offer favorable safety profiles conducive to chronic, long-term administration. Based on available information on the limited number of therapies currently in clinical development, we believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC. The potential product profile of RPC1063 may allow its use early in the step-by-step treatment procedure (or treatment algorithm) for IBD or as an oral therapy alternative to injectable or infused biologics.

    We are currently enrolling a randomized Phase 2 study, called TOUCHSTONE, evaluating the ability of RPC1063 to induce clinical remission in patients with moderately to severely active UC. The primary objective of TOUCHSTONE is to compare the efficacy of RPC1063 to placebo for the induction of clinical remission in patients with moderately to severely active UC after eight weeks of treatment. We expect to complete enrollment for TOUCHSTONE in the first half of 2014 with top line results available in mid-2014.

    We believe the rigorous design of TOUCHSTONE provides a basis for a reliable proof-of-concept study in IBD with validated and objective endpoints. We designed TOUCHSTONE with endpoints and a statistical analysis plan consistent with a registrational (Phase 3) study approach. Typically for a registration program the FDA requires two Phase 3 studies for induction of clinical remission and one Phase 3 study for maintenance of clinical remission. The FDA has indicated that if the results of the study are statistically and clinically persuasive, TOUCHSTONE could be considered as a Phase 3 study for RPC1063 in UC and the balance of our registration program could be supported by a single additional Phase 3 induction of clinical remission efficacy study accompanied by a Phase 3 maintenance of clinical remission study. However, we have not requested an SPA with respect to TOUCHSTONE, and the FDA could change its view even if the study achieves statistically and clinically persuasive results.

  •
  RPC4046 for the treatment of EoE:  RPC4046 is a monoclonal antibody selective to IL-13 and produced by recombinant DNA technology. The RPC4046 antibody binds strongly (with high affinity) and has been "humanized," meaning it is made in non-human species, but modified to increase its similarity to an antibody produced naturally in humans. EoE is a chronic immune-mediated Orphan Disease with symptoms related to esophageal dysfunction, including food impaction and difficulty swallowing, which can have a profound impact on quality of life.

    Based on reported prevalence and diagnosis rates, we estimate that the 2012 diagnosed EoE patient population is approximately 160,000 patients in the US and approximately 145,000 patients in the European Union (EU). Despite the significant morbidity associated with EoE, there are currently no FDA-approved drugs, and the current mainstay of treatment, topical steroids, is associated with a short-lived duration of efficacy and local fungal infections. As such, there is a high unmet need for drugs that sustainably reduce symptoms and potentially alter the course of EoE.

    IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders. The first human proof-of-concept data was obtained in a Phase 2 study of Roche's anti-IL-13 antibody, lebrikizumab, for the treatment of Asthma. Similar to Asthma, increased tissue levels of IL-13 present in EoE are associated with over-expression of certain proteins which may serve as predictive biomarkers for patients with higher response rates to therapy and/or targeted immunotherapy.

    EoE is a disease characterized by allergic-related tissue inflammation and by extensive structural changes to the tissues of the esophagus, including fibrosis. Numerous studies have established that the cytokine IL-13 plays a prominent role in EoE by initiating and amplifying inflammatory pathways as well as by promoting tissue damage consistent with the structural changes and fibrosis observed in patients with EoE. In rodent studies, expression or delivery of IL-13 to the lung induces inflammation and tissue remodeling and fibrosis in the esophagus, consistent with pathologic features of human EoE. In humans, IL-13 is over expressed in EoE and has been shown to promote allergic inflammation by causing activation of proinflammatory cells, including eosinophils and mast cells, and by inducing the expression of immunoglobulin E (IgE) antibodies that play a prominent role in allergic diseases. In addition, IL-13 treatment of harvested cells from normal human esophagus induces a genetic expression profile that overlaps with an inflammatory and tissue remodeling genetic expression profile seen in patients with EoE. We believe that RPC4046 treatment therefore has the potential to block important pathologic processes and consequently improve clinical symptoms in patients with EoE.

    As part of our development program for RPC4046 in EoE, we held a pre-IND meeting with the FDA in the fourth quarter of 2013 in which the FDA was in general agreement with the design of our Phase 2 study and nonclinical program. We plan to submit a new IND in the first half of 2014 and subsequently initiate a randomized Phase 2 trial in adolescent and adult active EoE patients to demonstrate proof-of-concept in EoE through measurement of histologic, clinical and endoscopic assessments. We plan to enroll approximately 90 patients, including adults and adolescents, to assess two doses of RPC4046 against placebo. The primary objective of the Phase 2 trial will be to determine whether treatment with RPC4046 has clinical efficacy as determined by histological improvement of eosinophil count reduction.

    We have an exclusive development license to RPC4046 from AbbVie. AbbVie holds an option to enter into a global collaboration with us for RPC4046 following the availability of results from the planned Phase 2 study. If AbbVie does not exercise its option, we will have an exclusive worldwide license for the development and commercialization of RPC4046.

    We utilize our proprietary GPCR structure-based drug discovery and design technology platform to identify potential best-in-class therapeutics for high-value GPCR targets. Our research includes our in-house program developing oral, small molecule, GLP-1R PAMs for the treatment of Type 2 Diabetes. Activation of the GLP-1 receptor with peptide modulators has been one of the most important therapeutic advances in the treatment of Type 2 Diabetes in the last decade. However, marketed GLP-1R peptide agonists are only available as injections, which has limited adoption of the therapy. We believe that an oral, potent, non-peptide modulator of GLP-1R would make this important therapeutic class more convenient and accessible to a wider population of Type 2 Diabetes patients. Our efforts involving GLP-1R PAMs for the treatment of Type 2 Diabetes have only been preclinical to date, and we have not filed an IND for this program. In addition to our in-house research discovery efforts, we have entered into several collaborations utilizing our proprietary GPCR platform. These consist of a completed collaboration and ongoing technology transfer program with Ono Pharmaceutical Co., Ltd. (Ono), a completed partnership with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJP) and a completed collaboration with Eli Lilly and Company (Eli Lilly).

Our Strategy

        Our goal is to build a sustainable biopharmaceutical company that significantly advances innovative treatment alternatives for patients with immune disorders. Critical components of our business strategy include:

  •
  Focus our resources on advancing our product candidates to address unmet patient needs in immune disorders:

  •
  Successfully develop RPC1063 for the treatment of RMS.  We have completed enrollment in the Phase 2 portion and initiated the Phase 3 portion of RADIANCE, our randomized Phase 2/3 study of RPC1063 in RMS. The goal of our development strategy for RPC1063 in RMS is to demonstrate clinically meaningful differentiation, including a favorable safety profile. We believe RPC1063 has the potential to be the best oral S1PR modulator for RMS.

  •
  Successfully develop RPC1063 for the treatment of UC.  We have initiated TOUCHSTONE, our randomized Phase 2 study of RPC1063 in UC. Our development strategy for RPC1063 in UC leverages the validation of S1P1R modulation in RMS. Emerging positive data for other lymphocyte trafficking agents, such as vedolizumab, highlight the potential for this novel mechanism of action in IBD. We believe RPC1063 has the potential to be the best orally administered therapy, as well as the first S1PR modulator, approved for the treatment of UC. Given a lack of disease-modifying oral therapeutics in late-stage development for IBD, we believe RPC1063 could effect a paradigm shift in IBD treatment not unlike the impact on RMS treatment dynamics caused by the market entry of Gilenya®.

  •
  Successfully develop RPC4046 for the treatment of EoE.  Following our fourth quarter 2013 pre-IND meeting with the FDA, we intend to file a new IND for RPC4046 in the first half of 2014 and subsequently initiate a randomized Phase 2 clinical study in EoE, an Orphan Disease for which there is currently no FDA-approved therapy. We believe we could potentially develop RPC4046 independently through regulatory approval, although AbbVie has an option to collaborate with us after the availability of Phase 2 results in EoE.

  •
  Retain substantial development and commercialization rights.  We may seek a development and commercial partner for RPC1063 after the availability of Phase 2 results to offset risk and preserve capital, although we intend to retain key development and commercialization rights. We believe retaining this strategic flexibility will help us to maximize shareholder value. If we are successful in developing RPC1063 and/or RPC4046, we may elect to build a targeted specialty sales force.

  •
  Mitigate development risk with validated mechanisms of action and use of biomarkers.  We seek to mitigate development risk by developing product candidates with validated mechanisms of action and by utilizing biomarkers that may correlate with clinical efficacy, such as lymphocyte count reduction for RPC1063 since other S1PR modulators have demonstrated a positive relationship between lymphocyte count reduction and efficacy in RMS. Biomarkers may also identify patient subgroups that may be more responsive to targeted therapy. For example, up-regulated tissue levels of certain proteins that we can measure in the clinical setting are associated with IL-13 expression and may serve as diagnostic biomarkers for EoE patients in our RPC4046 program. With respect to developing product candidates with validated mechanisms of action, we are relying upon third-party data which could prove to be inaccurate or unreliable and thus adversely affect our assumptions.

  •
  Accelerate timelines through innovative clinical study design.  We seek to accelerate development timelines through innovative clinical study design. Our Phase 2/3 study in RMS allowed us to eliminate a potentially lengthy period of time between completing enrollment for the Phase 2 portion of the study and initiating enrollment for the Phase 3 portion of the study. We have engaged proactively with regulatory authorities to define expedited pathways and secure high-level regulatory agreements, such as the two SPAs we have obtained from the FDA for the Phase 3 portion of RADIANCE and a second planned RMS Phase 3 study. The robust design of our ongoing Phase 2 study for RPC1063 in UC is another example of potentially accelerated development. The FDA has indicated that if the results of the study are statistically and clinically persuasive, the balance of our registration program for RPC1063 in UC could be supported by a single Phase 3 induction of clinical remission efficacy study accompanied by a Phase 3 maintenance of clinical remission study. Based upon the lack of approved products in EoE, we plan to seek Orphan and/or Fast Track designation for RPC4046 in EoE. If granted, this designation may allow us to pursue an accelerated development program, including registration with a smaller patient safety database than otherwise required in non-Orphan indications as well as priority review, allowing for a more rapid development timeline to potential registration.

  •
  Build our pipeline in-house and through in-licensing.  We intend to deploy most of our resources to develop our lead clinical compounds. However, we recognize the importance of building a pipeline to create a sustainable biopharmaceutical company. Drawing upon our experience with RPC4046, we may engage in further in-licensing, particularly where a product candidate potentially addresses a high unmet medical need within our development expertise. We have used our drug discovery platform to catalyze a novel preclinical research program focused on GLP-1R PAMs for the potential treatment of Type 2 Diabetes. Building upon our platform-associated expertise in GPCR targets, we have identified additional high-value GPCRs for which we may initiate drug discovery efforts in the future.

Our Pipeline

Note: All dates represent Company expectations. Actual timing may vary.

Our Lead Product Candidate—S1P1R Modulator RPC1063

        Receptos is developing RPC1063, a novel, once daily, selective and potent small molecule S1P1R modulator administered orally for the treatment of immunology indications. We exclusively licensed a broad genus patent for S1P1R modulator compounds from The Scripps Research Institute (TSRI) in 2009. From our early stage research on these compounds, we identified and selected a product candidate, RPC1063, based on key pharmaceutic properties that offer the potential for clinically meaningful improved safety features. A composition of matter patent for RPC1063 has issued and we expect this patent will expire in 2029 (worldwide), not including any patent term adjustments or extensions. We believe RPC1063 has the potential to be the best oral S1PR modulator for RMS as well as the best orally administered therapy and first S1PR modulator approved for the treatment of UC.

S1P1R Modulation in RMS and IBD

        There are five sphingosine 1-phosphate (S1P) receptors (S1PRs), termed S1P1R, S1P2R, S1P3R, S1P4R and S1P5R. The S1P1R is expressed on lymphocytes that are associated with the underlying inflammation of autoimmune diseases. Importantly, S1P1R modulation causes selective and reversible sequestration of circulating lymphocytes in the thymus and peripheral lymphoid tissues. Sequestration is achieved through changes in lymphocyte trafficking, preventing autoreactive lymphocyte migration to sites of inflammation, including the CNS in RMS and the GI tract in IBD. This approach differs from cytotoxic agents which may cause non-selective depletion or inhibition of healthy, functional lymphocytes. Sequestration of lymphocytes in the lymphoid tissues results in decreased lymphocyte count in peripheral circulation, which can be easily measured through blood sampling and thereby provide a robust mechanistic pharmacodynamic biomarker for preclinical and clinical studies.

        Threshold levels of lymphocyte count reduction have been correlated to clinical efficacy for Gilenya®, the first-in-class non-selective S1PR modulator for the treatment of RMS, as well as other S1PR modulators in late-stage clinical development by third parties. Additional direct beneficial effects of S1P1R modulation for RMS patients may occur in the CNS. For example, stimulation of the S1P1R could increase the integrity of the blood-brain barrier, which may inhibit the trafficking of autoreactive lymphocytes to the site of disease. In addition, S1P1R is expressed in CNS tissue and modulation of this receptor in the brain may have neuroprotective effects such as reduction in brain atrophy, or brain volume loss.

        We believe that S1P1R modulation of lymphocyte trafficking may have utility in other autoimmune diseases. An increasing body of both preclinical and clinical evidence provides a strong rationale for this mechanistic approach in IBD, and lymphocyte trafficking agents have been shown to be effective in IBD treatment. For example, Tysabri® has been approved by the FDA for the treatment of Crohn's Disease (CD), one form of IBD. The FDA has also granted priority review to an investigational agent, vedolizumab, which inhibits trafficking of similar lymphocyte populations to that of S1P1R modulators. In December 2013, an FDA advisory committee recommended approval of vedolizumab for the treatment of UC and CD, and the PDUFA action date is in May 2014. In addition, in late 2012 an S1PR modulator (ponesimod) successfully met the primary endpoint of a Phase 2 double blind, placebo-controlled study in patients with moderate to severe Chronic Plaque Psoriasis. Although the data supporting correlation of lymphocyte count reduction with clinical efficacy has to date been generated by third parties, we use lymphocyte count reduction as a biomarker which we believe will correlate with clinical efficacy in our current Phase 2 studies of RPC1063 in RMS and UC. We have demonstrated lymphocyte count reduction in the clinical setting with RPC1063.

S1P1R Modulator RPC1063 in RMS

RMS Description

        Multiple sclerosis (MS) is a chronic disorder of the CNS involving brain, spinal cord and optic nerves, and is characterized clinically by recurring episodes of neurological symptoms (relapses). MS is immune-mediated, driven by autoreactive lymphocytes that attack the covering surrounding nerve cells, or myelin sheath. This autoimmune response results in destruction of the myelin sheath, termed demyelination, and nerve damage. The CNS destruction caused by autoreactive lymphocytes can lead to debilitating clinical symptoms such as numbness, difficulty walking, visual loss, lack of coordination and muscle weakness.

        RMS is the most frequent clinical presentation of MS. The majority of patients are diagnosed between the ages of 20 and 40, with a peak at age 29-30, and there is a consistent 2:1 female-to-male ratio. At onset, approximately 85% of MS patients have RMS, characterized by recurrent acute exacerbations (relapses) of neurological dysfunction followed by variable degrees of recovery with clinical stability between relapses. Almost half of relapses result in incomplete recovery of function and leave permanent disability and impairment that accumulates over time. Owing to the complications of chronic disability, life span for patients with MS is typically shortened by approximately ten years. Depression and/or anxiety due to the physical co-morbidities associated with MS result in suicide in approximately 15-30% of patients.

        The early onset and progressive nature of RMS highlights the need for treatment options that are convenient and tolerable. This unmet need is particularly important for sufferers in the workforce or those raising families. The inevitability of both relapse and disease progression also highlights the cycling nature of RMS therapy as patients and physicians avail themselves of medications that offer progressive levels of efficacy and differing risk/benefit profiles. As new efficacious and safe treatments are approved, RMS patients will have more options for treatment in earlier stages of the disease.

Overview of the RMS Market

        In 2012, the annual RMS market for branded therapeutic treatments was approximately $13 billion worldwide (excluding any supportive care therapies), increasing from approximately $11 billion in 2011. These included injectable therapies Avonex® (interferon (IFN) b-1a) Betaseron® (IFN b-1b), Copaxone® (glatiramer acetate) and Rebif® (IFN b-1a), together often referred to as the ABCRs, as well as Tysabri® (natalizumab) and the oral therapies Gilenya®, which is a non-selective S1PR modulator, and Aubagio® (teriflunomide), which is not an S1PR modulator:

2012 RMS Market: ~$13 billion

Note: Aubagio® sales were $9M for 2012

($ in billions)

        We believe further RMS market growth may be driven to a significant extent by the market entry of additional oral therapies that demonstrate higher efficacy and improved safety and tolerability compared to the ABCRs and Tysabri®. In 2012, the second full year after its launch, Gilenya® achieved $1.2 billion in worldwide sales. Highlighting continued adoption and a strong revenue growth trajectory, Gilenya® achieved worldwide sales of approximately $1.9 billion in 2013. In addition, Tecfidera® achieved $876 million in sales in 2013, its first year of launch. We believe that the success of these products is indicative of a strong market trend toward efficacious oral therapies.

        RMS patients represent a specialty market of an estimated 500,000 patients worldwide. RMS patients can be segmented into first-line, second-line and last-line treatment groups.

RMS Patient Population

        The ABCR therapies have often been the first line of treatment in RMS. Newly diagnosed RMS patients receive ABCR treatment and typically cycle through the therapies for so long as they remain controlled and responsive to therapy. However, patients inevitably become uncontrolled and/or progress to become non-responsive. These second-line patients may opt to quit therapy altogether due to tolerability issues or dissatisfaction with treatment options, such as injection fatigue or perceived lack of efficacy. Finally, the last line of treatment represents a small patient population with more severe disease progression willing to tolerate risk/benefit profiles of more efficacious drugs accompanied by serious side effects. We believe the second-line uncontrolled and/or discontinued patient population represents an area of large unmet medical need. Patients that have discontinued treatment are expected to re-enter treatment with the availability of new oral therapies to fulfill their unmet treatment need. It is also anticipated that a portion of newly diagnosed patients will be considered for safe, oral products as physician experience grows with this class of therapies. Finally, with the market entry of oral therapies such as Gilenya®, Tecfidera®, and Aubagio®, a portion of the first-line treatment segment of patients is shifting away from ABCR cycling and toward such oral therapeutics, which we believe is due to the low tolerability of the ABCRs and a diminishing tolerance for injectable therapies. We believe a preference for oral therapies, particularly those with higher efficacy, will continue to shift the RMS treatment algorithm.

Currently Available Treatment Options for RMS

        Introduced in the 1990's, interferon beta therapies and Copaxone® are generally safe and thus have become the standard of care in the treatment of RMS. However, these RMS therapies have not conclusively been shown to positively impact long-term disease disability and have unfavorable tolerability profiles. In addition, these therapies are administered via frequent injections leading many patients to develop injection fatigue. Oral therapies for MS have been actively sought by neurologists and patients. The first oral treatment for RMS, Gilenya®, was approved in September 2010, the second, Aubagio®, was approved in September 2012, and the third, Tecfidera®, was approved in March 2013.

        A primary measure of efficacy for RMS therapeutics is reduction in ARR measured versus placebo. The ABCRs have shown reductions in ARR of approximately 30%. The interferon-beta therapies are characterized by flu-like symptoms that accompany their regimens of weekly to every-other day injections. Copaxone® is not associated with flu-like symptoms, but requires daily injections. In addition, hepatic injury has been associated with Avonex® and Rebif® treatment. The ABCRs are generally administered early in the treatment algorithm due to physician experience with their long-term safety profile. Tysabri® has shown a reduction in ARR of 67%, but it may cause serious side effects, including increased risk of progressive multifocal leukoencephalopathy (PML), a rare and potentially fatal viral disease. Tysabri® is generally recommended for patients who have an inadequate response to, or are unable to tolerate, alternate RMS therapies, and is only available to this defined patient group through a special restricted distribution program.

        Three oral drug therapies have been approved for RMS. The first, Gilenya®, is a non-selective S1PR modulator with activity on four of the five S1P receptors: S1P1R, S1P3R, S1P4R, and S1P5R. Gilenya® at a 0.5 mg once daily dose has shown a reduction in ARR of 54% versus placebo, a reduction in ARR of 52% versus Avonex®, and a reduction by 30% versus placebo in the risk of three-month confirmed disability progression (as measured by the Expanded Disability Status Scale, or EDSS). Gilenya® has also shown a reduction in brain volume loss determined by magnetic resonance imaging (MRI), with Gilenya® at a 0.5 mg once daily dose demonstrating a reduction of 35% versus placebo and a reduction of 32% versus Avonex®. Common Gilenya® adverse reactions include headache, influenza, diarrhea, back pain, liver transaminase elevations and cough. In addition, prescribing information warnings and precautions for Gilenya® include risks of abnormal slowing of the heart rate, or bradyarrhythmia, and atrioventricular (AV) blocks, infection, macular edema, respiratory effects, hepatic effects (elevations in liver enzymes), fetal risk, blood pressure effects and immune system effects following discontinuation of therapy (long lymphocyte recovery time of one to two months). Aside from hepatic effects, we believe these reactions and risks are associated with S1PR modulation. Since RPC1063 is also an S1PR modulator, although more selective for the S1P1R, these adverse reactions and risks could apply to use of RPC1063. However, we believe that by virtue of its pharmaceutic properties, RPC1063 has the potential to improve upon the cardiovascular side effect profile and immune system effects following discontinuation of therapy as well as the non-class hepatic effects.

        In September 2012, Genzyme's Aubagio® became the second oral treatment for RMS approved for first-line therapy. Aubagio®, which is not an S1PR modulator, has shown a reduction in ARR of 31% versus placebo at once daily doses of 7 or 14 mg. The most common adverse reactions include risk of alanine aminotransferase (ALT, or liver enzyme) increases, alopecia (hair loss), diarrhea, influenza, nausea and paresthesia. Aubagio® prescribing information carries a black box, or cautionary, warning for both hepatotoxicity and teratogenicity.

        In March 2013, Biogen Idec's Tecfidera® (a dimethyl fumarate compound with a mechanism of action different from S1PR modulation) was approved by the FDA for the treatment of RMS, thereby becoming the third available oral therapy. In Phase 3 clinical trials, with twice daily dosing, Tecfidera® showed reductions in ARR versus placebo of 44% and 53%, compared to Phase 2 results of 32%. Tecfidera® also showed a reduction in the cumulative number of total gadolinium enhancing (GdE) lesions determined by MRI of 73% and 57% in Phase 3 clinical trials, compared to Phase 2 results of 69%. Adverse events of note in the prescribing label for Tecfidera® include flushing (40%), abdominal pain (18%), diarrhea (14%), nausea (12%) and vomiting (9%). Tecfidera® is further catalyzing the transition to an oral treatment market.

        In September 2013, Sanofi's Lemtrada™ (alemtuzumab) was approved in the EU as a twice-yearly, intravenously infused therapy. In two Phase 3 studies, Lemtrada™ showed reduced ARR of 49% and 55% against an active comparator, Rebif®, although reduced disability progression of significance was shown in only one of the two studies. Sanofi has submitted a Biologics License Application (BLA) to the FDA for Lemtrada™. In December 2013, Sanofi received a Complete Response Letter from the FDA rejecting approval of LemtradaTM in RMS in the United States.

Potential New RMS Market Entrants

        Laquinimod from Teva Pharmaceuticals Industries is an oral product candidate in registration for the treatment of RMS. In January 2014, EMA's CHMP recommended against approval of laquinimod because the benefits of the oral immunomodulator in RMS patients do not outweigh the potential risks. Teva and Active Biotech have announced plans to request a reexamination. The sponsors have an ongoing Phase 3 trial which is being conducted under an SPA with the FDA. In addition, filings for regulatory approval of two Phase 3 drug candidates, daclizumab (injectable) from Biogen Idec/AbbVie, and ocrelizumab (IV infused therapy) from Roche, are expected before 2018. However, we believe these new injectable or infused therapies are likely to be used in later lines of therapy and are unlikely to change substantially the treatment algorithm for RMS. Over the next three years, we believe physicians will continue to adopt oral therapies, stepping up from less to more efficacious oral treatments, while progressing through the RMS treatment algorithm.

The Need for a Safer S1PR Modulator

        The availability of the first oral treatment for RMS, Gilenya®, was a paradigm shift in treatment for RMS patients. Gilenya® has now been used to treat tens of thousands of RMS patients in clinical trials and in the post-marketing setting, and Novartis has more than seven years of experience for certain clinical trial patients. However, despite strong revenue performance to date, the utilization of Gilenya® is accompanied by several distinct side effect concerns, which we believe have negatively impacted adoption rates.

        As an S1PR modulator, we believe RPC1063 has the potential to be a high efficacy oral therapeutic option for RMS patients. We also believe there is a significant market opportunity for an S1PR modulator more selective for the S1P1R with a differentiated and improved safety profile compared to Gilenya®. In this regard, we believe RPC1063 has the potential for clinically meaningfully improved safety features, including:

  •
  Potential for improved cardiovascular safety profile through pharmaceutic and pharmacologic properties.    Upon initial treatment, S1PR modulators have been associated with a dose-dependent transient drop in heart rate and carry a potential increased risk for cardiac conduction abnormalities. During its development, Gilenya® was reported to cause certain cardiovascular side effects, including bradyarrhythmia and AV blocks. In a study with available 24-hour Holter monitoring data after first dose, second-degree AV blocks, Mobitz types I (Wenckebach) and/or II, were reported in 3.7% of patients receiving Gilenya® 0.5 mg compared with 2% of patients on placebo. Gilenya® prescribing information requires six hours of cardiac monitoring upon first dose administration to observe for potential cardiovascular side effects, with extended monitoring in certain situations including low heart rate (below 45 beats per minute, or bpm) or where the six-hour electrocardiogram (ECG) shows new onset second degree or higher AV block. In a study of the heart's electrical conduction system, known as a "thorough QT/QTc" (TQT) study, at supra-therapeutic doses of 1.25 or 2.5 mg (versus the recommended dose of 0.5 mg) at steady-state, when a negative effect on heart rate of Gilenya® was still present, Gilenya® treatment resulted in a prolongation of the mean-corrected QT interval (known as the QTc interval), with the upper bound of the 90% confidence interval of 14.0 milliseconds. Gilenya® prescribing information indicates patients with a prolonged QTc interval before dosing or during the first six hours after dosing, as well as those at risk for QT prolongation or taking certain QT prolonging drugs, should be monitored overnight with continuous ECG in a medical facility, and Gilenya® is contraindicated for use in patients with elevated QTc intervals (≥500 milliseconds) before dosing.

    Key pharmacokinetic (PK) properties of RPC1063, including low maximum concentration (or Cmax), slow time to maximum concentration (or Tmax) and lower overall exposure, may provide the potential for an improved cardiac conduction profile. In addition, the pharmacology profile for RPC1063 demonstrates selectivity for S1P1R whereas Gilenya® is a non-selective S1PR modulator with activity on four of the five S1P receptors, including S1P3R. In preclinical (rodent) studies, S1P3R, but not S1P1R, is expressed on the Purkinje fibers, which are specialized cardiac muscle fibers that are part of the impulse-conducting network of the heart. It is not known whether S1P3R is expressed on these nerve fibers in the human heart. In contrast to Gilenya®, the top-line results from a TQT study of RPC1063 ruled out a relevant QT effect for RPC1063 at both therapeutic (1 mg/day) and the supra-therapeutic (2 mg/day) doses (see "—RPC1063 Development—Thorough QT Study").

  •
  Potential for improved cardiovascular safety profile through utilization of a dose titration regimen.    In our ongoing development of RPC1063, we are employing a dose titration strategy to further improve patient outcomes upon first dose administration. Dose titration works through initial administration to patients of subtherapeutic doses of drug, and then increasing the dose to therapeutic levels over time, allowing attenuation of the first-dose heart rate effects while the patient adjusts to treatment. Based on the high potency of RPC1063, we are also exploring the potential for efficacy at a lower dose in order to further improve the cardiovascular safety profile.

    Data from our TQT study of RPC1063 (which employed dose titration) shows RPC1063, compared to placebo, decreasing the magnitude of normal increases in heart rate associated with circadian rhythm, but not appearing to lead to a mean reduction in heart rate when compared to the pre-dose morning baseline. In our TQT study, there were no clinically significant episodes of bradycardia, the minimum daily heart rates in the RPC1063 and placebo groups were comparable, and the number of patients with mean hourly heart rates below 45 bpm was relatively balanced between the RPC1063 and placebo groups. Observations from an interim analysis of patient data from the Phase 2 portion of RADIANCE include a modest impact on heart rate for RPC1063-treated patients compared to placebo patients, consistent with results of the TQT study, with no cardiac adverse events observed.

RPC1063 Appears to Blunt Normal Increase in Heart Rate Based on Change in
Mean Hourly Heart Rate from Daily Baseline
(Data from RPC1063 TQT Study with dose titration)

  •
  Better management of infections and retreatment decisions through a shorter half-life and more rapid lymphocyte recovery.    The circulatory half-life of RPC1063 is approximately 19 hours versus 168 hours for Gilenya®. It can take four to eight weeks for lymphocyte recovery counts to return to the normal range in Gilenya®-treated patients. In our Phase 1 study of RPC1063, lymphocyte recovery counts returned to the normal range within three days. If patients can experience a more rapid reconstitution of their immune system upon discontinuation of therapy, treating physicians can better manage treatment-related complications, including opportunistic infections, and make retreatment decisions upon disease relapse, which is common in RMS patients. Administration of a new immunosuppressive agent can increase the risk of infection by further suppressing a patient's immune system after another agent with a long half-life is withdrawn but its immunosuppressive effect lingers. We believe that short circulatory half-life will become an important consideration in selecting an S1PR modulator therapy, since having more control of treatment withdrawal and immune system recovery is desirable for both physicians and patients. In particular, women of child-bearing age represent a disproportionate segment of the RMS population. If a woman with RMS becomes pregnant or wants to become pregnant, a therapy with a shorter half-life may be preferred to a therapy with a longer half-life in order to rapidly withdraw treatment.

  •
  Potential for reduced hepatotoxicity.    Gilenya® causes hepatotoxicity as measured by elevations in liver enzymes and is a risk for patients in selecting this therapy. The product label for Gilenya® 0.5 mg describes adverse events in 8% of patients as defined by elevations in liver enzyme at greater than or equal to three-fold the upper limit of normal (3x ULN). A profile with lower hepatotoxicity rates may lead to fewer patient discontinuations, lower risk for hepatic injury and a potential basis for reduced patient monitoring requirements. We did not observe any hepatotoxicity signals in the RPC1063 preclinical toxicology program where animals were dosed daily for up to nine months at doses 150-200-fold above a pharmacologically relevant dose. We did not observe any evidence of hepatotoxicity in our Phase 1 study, even at doses above the anticipated therapeutic range. This Phase 1 study included 68 subjects treated with RPC1063, of which 18 subjects received drug on a 28-day dosing schedule. In addition, no increase in liver function text (LFT) results at greater than or equal to 3x ULN occurred in the TQT study of RPC1063 during 14 days of dosing. Observations from an interim analysis of patient data from the Phase 2 portion of RADIANCE include low rates of liver enzyme elevations observed that appear supportive of a favorable hepatotoxicity profile. In contrast, early signals of liver enzyme increases were observed in the preclinical and Phase 1 clinical setting with Gilenya®, including in a Phase 1 28-day dosing regimen.

  •
  Avoidance of potential "off-target" side effects, including potential for promotion of fibrosis and hypertension.    We believe that the high selectivity of RPC1063 to the S1P1R may minimize "off-target" side effects. In preclinical studies, S1P3R has been implicated in profibrotic activity, or the creation of excess connective tissue. The preclinical program of Gilenya®, a non-selective S1PR modulator with activity on four of the five S1P receptors including S1P3R, included incidents of fibrosis observed in both the lung and the heart, and in in vitro studies with human cell types. These findings were not observed in the RPC1063 preclinical program in multiple animal species with dosing up to 150-200-fold above a pharmacologically relevant dose. We are not aware of any observations of fibrosis in patients treated with Gilenya®. In preclinical studies, S1P3R activation has also been implicated in hypertension, or high blood pressure. In clinical trials, patients treated with Gilenya® (0.5 mg) had an average increase of approximately 2 mmHg in systolic pressure, and approximately 1 mmHg in diastolic pressure, first detected after approximately one month of treatment initiation, and persisting with continued treatment. In controlled studies involving 854 MS patients on Gilenya® (0.5 mg) and 511 MS patients on placebo, hypertension was reported as an adverse reaction in 5% of patients on Gilenya® compared with 3% of patients on placebo. The prescribing information states that blood pressure should be monitored during treatment with Gilenya®.

        Key pharmaceutic properties of RPC1063, including shorter half-life, low peak plasma concentration (Cmax), delayed absorption (Tmax), lower overall exposure, and selectivity and potency, represent a profile that has the potential to significantly improve upon the side effect profile of Gilenya®. In addition, our use of a dose titration regimen as a clinical strategy may further improve the cardiovascular safety profile for RPC1063. Because of the limited oral treatment options currently available as well as their side effect profiles, we believe that a significant market exists for an effective oral therapy with an improved safety profile allowing earlier use in the treatment algorithm as well as greater comfort with chronic administration. Based upon a third-party survey of 96 neurologists that we sponsored, we believe that if RPC1063 is able to obtain market approval for RMS and show efficacy comparable to Gilenya® but with an improved safety profile, then RPC1063 could potentially achieve the largest market share among currently marketed oral therapies, competing effectively against Gilenya® based on safety and against Tecfidera® earlier in the treatment algorithm based on efficacy and tolerability. However, as clinical development of RPC1063 is conducted and trial results become known, the data may not support such comparable efficacy, an improved safety profile, or even regulatory approval. It is also possible that, if approved for RMS, RPC1063 may not be approved with a label that includes the claims necessary or desirable for successful commercialization. Furthermore, the third-party survey did not take into account differences in pricing and reimbursement, which could impact RPC1063's ability to compete effectively against other RMS treatments.

S1PR Modulators in Development

        The late-stage S1PR modulator drug pipeline consists of three programs in addition to RPC1063: Novartis' siponimod, a follow-on to its first-in-class Gilenya®; ceralifimod, which is under development by Merck Serono and Ono; and ponesimod, which is under development by Actelion. Clinical outcomes from Phase 2 studies for these programs demonstrate efficacy in reduction compared to placebo in the cumulative number of total gadolinium enhancing (GdE) lesions determined by magnetic resonance imaging (MRI), which is a standard Phase 2 primary endpoint in RMS. The Phase 2 MRI efficacy outcomes in these other programs were consistently demonstrated at doses reaching threshold levels of lymphocyte count reduction of approximately 60-70%. These programs also demonstrated ARR reduction comparable to Gilenya®. In addition to these programs, Mitsubishi Tanabe initiated a Phase 2 study of MT-1303, an S1PR modulator, in RMS in January 2013.

Pharmacodynamic Marker (Lymphocyte Count Reduction) Correlates with
Improved MRI and Relapse Rate Outcomes

*
not significant

note: Phase 2 studies not powered to show significant reduction in ARR outcomes

        A shorter half-life and faster lymphocyte recovery are themes of differentiation relative to Gilenya® for the potential second generation S1PR modulators. Gilenya® has a prolonged half-life of 168 hours (approximately seven days) with a resulting prolonged effect on peripheral lymphocyte recovery, as half-life (or the body's ability to clear the drug) impacts the time to lymphocyte recovery. Siponimod and ponesimod have a half-life of 30 hours and RPC1063's half-life is 19 hours. At a dose resulting in approximately 70% lymphocyte count reduction, the time for patients to experience the return of lymphocyte counts into the normal range is approximately four to eight weeks for Gilenya®. In contrast, the time to such immune reconstitution is one week or shorter for siponimod, ponesimod and RPC1063. Another theme of differentiation is that the potential second generation S1PR modulators are more selective for the S1P1R than Gilenya®, which is a non-selective S1PR modulator with activity on four of the five S1P receptors: S1P1R, S1P3R, S1P4R and S1P5R. Higher selectivity may avoid potential "off-target" side effects as discussed above.

        Pharmaceutic properties differ across the potential second generation S1PR modulators, which results in differences in exposure across these compounds. Siponimod and ponesimod exhibit greater peak plasma concentrations (Cmax) and total drug exposure (Area Under the Curve, or AUC), more rapid absorption, and lower volume of distribution as compared to RPC1063 or Gilenya®. We believe these specific pharmaceutic differences for siponimod and ponesimod may account for the greater impact on first dose drop in heart rate and other cardiac conduction signals seen for these compounds in the Phase 2 setting without dose titration. Overall, RPC1063 appears to have the lowest Cmax and total drug exposure (AUC) among these compounds at doses resulting in approximately 70% lymphocyte count reduction. We believe these differences may contribute to an improved safety profile for RPC1063 since many of the adverse events for S1PR modulators are considered to be dose-dependent or exposure-related.

 Peak Plasma Concentration (Cmax) and Total Drug Exposure (AUC) Observed Over
the First 24 Hours for Doses Resulting in Approximately 70% Lymphocyte Count Reduction

        Clinical trials to date with late-stage S1PR modulators have been associated with a number of adverse effects including abnormally slow heart rate, or bradycardia, AV block and liver toxicity (hepatotoxicity). For the incidence of hepatotoxicity as defined by elevations in liver enzymes of greater than or equal to three-fold the upper limit of normal (3x ULN): Gilenya® had a rate of 8% at a dose of 0.5 mg; ceralifimod had rates of 11.9%, 5.9% and 14.2% at doses of 0.05 mg, 0.1 mg and 0.15 mg, respectively; ponesimod had rates of 2.8%, 4.5% and 4.2% at doses of 10 mg, 20 mg and 40 mg, respectively; and siponimod had a rate of 4.3% at doses of 2 mg and 10 mg. Additionally, when compared against available Phase 2 or later data, ponesimod demonstrated higher rates of dyspnea, or difficulty breathing, and peripheral edema than the rest of the S1PR modulator class.

        Since the conclusion of the siponimod Phase 2 study, called BOLD, to our knowledge Novartis has not announced plans to initiate a Phase 3 study in RMS. Rather, Novartis has announced the initiation of a Phase 3 placebo-controlled secondary progressive MS (SPMS) trial for siponimod with dose titration. SPMS is a more severe stage of the MS disease in which disability accumulation continues either in the absence of relapses or between relapses. Except for Novantrone® (mitoxantrone for injection concentrate), which has had a black box warning since 2005, there are no drugs approved for SPMS and therefore a higher risk-benefit ratio may be tolerated by physicians and patients should a product be approved as efficacious for the treatment of SPMS. Actelion has stated that ponesimod will not move into Phase 3 development unless a development and commercial partner is secured. However, Actelion has recently announced that it is planning a single-dose, 7-day, Phase 1 trial for I.V. and oral ponesimod in male healthy volunteers. Ponesimod was previously partnered with Roche, which returned the rights to Actelion in December 2009.

RPC1063 Development

Summary of Preclinical Program

        We have established a comprehensive pharmacology program for RPC1063, during which we demonstrated robust, dose proportional lymphocyte count reduction with rapid lymphocyte recovery in multiple species. We have demonstrated dose proportional efficacy in a rodent therapeutic autoimmune disease model for RMS (experimental autoimmune encephalomyelitis, or EAE) as well as two mouse models of IBD (naïve T-cell adoptive transfer and 2,4,6-trinitrobenzene sulfonic acid (TNBS)-induced colitis models). The efficacy of RPC1063 in the EAE model was comparable to Gilenya®, which we tested in the same experiment. In the TNBS model, improvements in disease parameters were correlated with lymphocyte count reduction. RPC1063 demonstrated no adverse findings in a rat CNS safety pharmacology study. We have established a wide safety margin for RPC1063 for cardiac effects in primates and for respiratory effects in rodents. We have also demonstrated wide safety margins with respect to human Ether-à-go-go Related Gene (hERG) inhibition, including no evidence of prolongation of waves in the heart's electrical cycle (QTc) in vivo in primates.

        We have completed oral daily dosing in chronic toxicology studies of six months in rodents and nine-months in primates at doses up to 200-fold above the therapeutically relevant dose. Our efficacy biomarker of lymphocyte count reduction allowed us to establish wide safety margins with respect to human exposure. We have also completed genotoxicological and reproductive toxicological studies with no adverse findings with the exception of Segment II studies (rat and rabbit) in which we demonstrated teratogenicity findings (capability of producing fetal malformation) consistent with Gilenya®. As agreed with the FDA, we will continue to assess immunotoxicology and carcinogenicity (six-month mouse study and standard two-year rat study) as part of our ongoing development of RPC1063.

Summary of Completed Phase 1 Study

        We have had an active IND with the Division of Neurology Products (DNP) of the FDA since December 2010 in support of our clinical program for RPC1063 in RMS. We have completed a Phase 1 study of RPC1063 which tested single ascending doses, multiple ascending doses and dose titration regimens in healthy volunteers. This study, RPCS 001, was a single center, randomized, double-blind, placebo-controlled, single and multiple dose escalation study which evaluated the safety, tolerability, pharmacokinetic and pharmacodynamic effects of RPC1063 administered orally to 88 healthy adult volunteers, 68 of whom were treated with RPC1063. The study consisted of four parts (A, B, C and D) in which we administered RPC1063 as single doses of 0.3 mg to 3.0 mg, as multiple doses of 0.3 mg to 2.0 mg daily for seven days, as multiple doses of 0.3 mg to 1.5 mg daily for 28 days, or as multiple daily doses for ten days in a dose titration regimen from 0.3 mg to 2.0 mg. This study demonstrated adequate safety and tolerability, linear PK, and dose-dependent reduction in lymphocyte count reduction for RPC1063.

        Consistent with our plan to provide extensive characterization of the cardiac profile for RPC1063, we collected cardiac data through continuous in-house observation and telemetry/portable device monitoring, especially over the first 24 to 48 hours of dosing. All 88 subjects underwent intensive monitoring. We observed a dose-dependent drop in heart rate upon initial dose administration of RPC1063, which was mitigated by the use of a dose titration regimen. Analysis of the complete cardiac dataset demonstrated that the largest difference from the placebo group (both in terms of absolute heart rate values as well as change from baseline) occurred within the first six hours after dosing, and the effect gradually attenuated over time.

        The findings we observed in the Phase 1 study are consistent with the biology of S1P1R modulation, including potential dose-dependent effects on target organ systems, such as cardiovascular and pulmonary effects, with subjects treated with higher than planned therapeutic doses (such as 1.5 mg and higher) experiencing greater changes on parameters. In the completed Phase 1 study, we observed an overall adverse event rate in subjects dosed with RPC1063 of 75%, as compared with 70.8% for subjects dosed with placebo. Adverse events for RPC1063-treated patients at rates of at least 5% included local contact dermatitis as a result of reaction to medical adhesive used to apply ECG leads of 42.6% (as compared to 50% for placebo-treated patients), headache of 13.2% (as compared to 12.5% for placebo-treated patients), sleepiness (somnolence) of 8.8% (as compared to 4.2% for placebo-treated patients), nausea of 8.8% (as compared to 0% for placebo-treated patients), dizziness of 7.4% (as compared to 4.2% for placebo-treated patients), and fatigue of 5.9% (as compared to 4.2% for placebo-treated patients). Adverse events for RPC1063-treated patients at rates of less than 5% included tingling sensation (paraesthia), abdominal pain, dry mouth, vessel puncture site haematoma, non-cardiac chest pain, cough, nasal congestion, obstructive airway disorder, runny nose (rhinorrhea), wheezing, sinus arrest, neck pain, decreased appetite, oral herpes and abnormal dreams. Overall, RPC1063 treatment was well tolerated with only one Grade 2 serious adverse event observed in the study, which the treating physician considered to be a pre-existing condition and unrelated to RPC1063 treatment. There were no Grade 3 or higher adverse events and no dose-limiting toxicities reported during the study. We did not observe any increased frequency of serious infections or side effect concerns associated with Gilenya®, such as macular edema or hepatotoxicity effects.

        S1PR modulators, including Gilenya®, demonstrated clinical efficacy as measured by a reduction in GdE lesions (as measured by MRI) at doses reaching threshold levels of lymphocyte count reduction of approximately 50% to 70%. Gilenya® and several S1PR modulators in development demonstrated comparable clinical efficacy as measured by ARR at doses reaching threshold levels of lymphocyte count reduction of approximately 60% to 70%. We believe the results from other S1PR modulator studies demonstrate a correlation between a target lymphocyte count reduction range of 50% to 70% and MRI and clinical relapse efficacy outcomes. (See "—S1PR Modulators in Development.") We measured lymphocyte counts throughout the Phase 1 program. We observed dose-related decreases in lymphocyte count following single dose administration of RPC1063 and upon multiple dose administration for 28 days, with lymphocyte counts continuing to decrease throughout dosing (see graph below). At dose levels of 0.3 mg, 1.0 mg and 1.5 mg, lymphocyte reduction appeared to approach steady state by the 28th day. The median decreases in lymphocyte count after 28 days of dosing for dose levels of 0.3 mg, 1.0 mg and 1.5 mg were 34%, 65% and 68%, respectively, and circulating lymphocyte levels returned to above lower limit of normal within three days in all patients. In contrast, in Gilenya®-treated patients, it can take four to eight weeks for lymphocyte recovery counts to return to the normal range following chronic administration. When we employed a dose titration regimen for RPC1063 to minimize first dose effects on heart rate, lymphocyte counts also decreased throughout the dosing period and achieved target levels.

Phase 1 RPC1063 Target Lymphocyte Count Reduction Levels
Shorter half-life and rapid lymphocyte recovery important for better management of infections and retreatment decisions

        We were able to achieve target levels of lymphocyte count reduction at the lowest dose levels of 0.3 mg and 1.0 mg tested in our Phase 1 study, where we did not observe any clinically concerning adverse events. Based on the Phase 1 pharmacodynamic and clinical data and additional exposure-response modeling, we selected 0.5 mg (projected to lead to approximately 50% lymphocyte count reduction) and 1.0 mg (projected to lead to approximately 70% lymphocyte count reduction) for the Phase 2 and 3 clinical studies in RMS, and the FDA has agreed with this dose selection. These doses were also selected for TOUCHSTONE, the Phase 2 study of RPC1063 in UC, based on preclinical animal disease models and the existing data from RMS studies.

Thorough QT Study

        We have further characterized the cardiac safety profile of RPC1063 through a TQT study. This study enrolled 124 subjects, with 62 subjects randomized to receive RPC1063 at an intended therapeutic dose (1 mg/day) and at a supra-therapeutic dose (2 mg/day), and 62 subjects randomized to receive placebo. The dosage of RPC1063 was titrated in this study from 0.25 mg to 2.0 mg over 14 days of treatment. The primary objective of the TQT study was to assess whether exposure to therapeutic or supra-therapeutic doses of RPC1063 in healthy male and female subjects increased the mean-corrected QT interval (known as the QTc interval) compared to placebo. Top-line results show that the primary objective of the TQT study was met. Specifically, the study was "negative" in that a relevant QT effect was ruled out for RPC1063 at both the therapeutic and the supra-therapeutic doses. In addition, the TQT study was validated by reproducing the known effect of a control treatment (moxifloxacin) on the QT interval as part of the study.

        In contrast, in a TQT study of Gilenya® at supra-therapeutic doses of 1.25 mg or 2.5 mg (versus the recommended dose of 0.5 mg) at steady-state, when a negative effect on heart rate of Gilenya® was still present, Gilenya® treatment resulted in a prolongation of the QTc interval, with the upper bound of the 90% confidence interval of 14.0 milliseconds. There is no consistent signal of increased incidence of QTc outliers, either absolute or change from baseline, associated with Gilenya® treatment. The MS clinical database for Gilenya® includes no clinically relevant prolongation of the QT interval, but patients at risk for QT prolongation were not included in the Gilenya® MS studies. Prescribing information states that Gilenya® may prolong the QT interval and that patients with a prolonged QTc interval before dosing or during the six-hour, first-dose cardiac monitoring, as well as patients at additional risk for QT prolongation or taking certain QT prolonging drugs, should be monitored overnight with continuous ECG in a medical facility.

        Our TQT study also included assessments of heart rate intended to add to our body of data on the potential for an improved cardiac safety profile for RPC1063. We utilized the same dose titration regimen for RPC1063 as in the Phase 2 and Phase 3 portions of our ongoing Phase 2/3 study of RPC1063 in RMS, up to the supra-therapeutic dose of 2.0 mg in order to reach steady state dosing and to obtain more clinical experience utilizing the clinical dose titration regimen. We incorporated additional detailed heart rate monitoring with continuous 24-hour ambulatory ECG monitoring in-house on the day before dosing, on the first day of dosing, on each day of dose escalation during the dose titration regimen and on each day of QT interval assessment to assess changes in heart rate and the risk of any cardiac adverse events. The dose titration regimen was well tolerated, the difference in the mean lowest heart rate over 24 hours between the RPC1063 and placebo arms was approximately three bpm in the first day of therapy, and such difference never exceeded five bpm as the dose was increased during the titration regimen. We believe these results indicate that, rather than inducing an absolute decrease in mean heart rate, RPC1063 is instead blunting normal increases in heart rate associated with circadian rhythm. In our TQT study, there were no clinically significant episodes of bradycardia and the number of patients with mean hourly heart rates below 45 bpm was relatively balanced between the RPC1063 and placebo groups. No serious adverse events occurred during the TQT study and a similar proportion of subjects experienced cardiac adverse events in both the placebo and RPC1063-treated groups. Overall, safety results were consistent with the completed Phase 1 study.

 Frequency Table of the Daily Minimum Hourly Heart Rate
Percent of Subjects at < 45 bpm in each of RPC1063 and
placebo treatment groups at specified doses and time points

        In each of the therapeutic (1 mg/day) and supra-therapeutic (2 mg/day) doses in our TQT study, the 95% confidence limit (one-sided) for QTc change from baseline was always below 10 milliseconds, which met the pre-specified criteria for determining the absence of effect of RPC1063 on cardiac repolarization. Shown below are the QTc changes at the supra-therapeutic dose as corrected for heart rate and relative to placebo, which demonstrate that the 90% confidence interval (two-sided) for RPC1063 was below 10 milliseconds at each time point measured over five days.

Results of RPC1063 TQT Study Demonstrate No Relevant QT Effect

Phase 2/3 RMS Program

        We are conducting an accelerated design, randomized Phase 2/3 clinical trial for RPC1063 in RMS. This Phase 2/3 study, called RADIANCE, is a placebo-controlled (Phase 2) and active comparator-controlled (Phase 3) trial (RPC01-201), and is the first study suitable for registration for RPC1063 in the indication of RMS. The Phase 2 portion of RADIANCE, which was designed to enroll up to 210 patients but which completed patient recruitment in October 2013 with 258 patients enrolled based on strong investigator and patient interest, is a randomized, double-blind comparison of the doses of 0.5 mg and 1.0 mg of RPC1063 against placebo in patients with RMS, and is designed to characterize the short-term safety and efficacy of RPC1063 in RMS. The primary objective is to demonstrate the superior clinical efficacy of RPC1063 compared to placebo by showing a reduction in the cumulative number of total GdE lesions determined by MRI from week 12 to week 24 of study treatment. Phase 2 results for other S1PR modulators in RMS studies have demonstrated significant improvement in MRI and clinical relapse endpoints versus placebo. We believe these results from other S1PR modulator studies demonstrate a correlation between a target lymphocyte count reduction range of 50% to 70% and MRI and clinical relapse efficacy outcomes. Primary endpoint (top-line) results for the Phase 2 portion of RADIANCE are anticipated in mid-2014.

        In the fourth quarter of 2013, we conducted an interim analysis of patient data from the Phase 2 portion of RADIANCE which focused on several potential attributes that may be important for differentiation of RPC1063 from other S1PR modulators on the market or in development. The following observations of the interim data were made: (i) the overall adverse event profile appeared relatively balanced between the RPC1063 and placebo groups, with no serious adverse events observed; (ii) a modest impact on heart rate for RPC1063-treated patients compared to placebo patients, consistent with results of the TQT study of RPC1063, with no cardiac adverse events observed; (iii) low rates of liver enzyme elevations observed that appear supportive of a favorable hepatotoxicity profile; and (iv) preliminary clinical activity and reduction in lymphocyte count that appear to be consistent with data from other S1PR receptor modulators on the market or in development.

        Based upon our interim analysis of patient data as well as approval from the independent DMC following its review of interim analysis data, we initiated the Phase 3 portion of RADIANCE in December 2013. The Phase 3 portion, which will enroll up to 1,200 patients, is a randomized, double-blind, double-dummy comparison of RPC1063 to an active control in patients with RMS. Patients receive one of two oral daily doses of RPC1063 (0.5 mg or 1.0 mg) or a weekly injection of Avonex® 30 µg. The primary objective is to assess whether RPC1063 is superior to Avonex® in reducing the ARR at the end of month 24 of treatment in patients with RMS.

        Our accelerated Phase 2/3 design for RADIANCE allowed us to eliminate a potentially lengthy period of time between completing enrollment for the Phase 2 portion and initiating enrollment for the Phase 3 portion. We have obtained SPA agreement from the FDA on our clinical trial design for the Phase 3 portion of RADIANCE, including an amendment increasing the study size from 900 to 1,200 patients which addressed FDA recommendations around secondary endpoints.

RMS—Forward Development

        We will need to conduct a second pivotal trial of RPC1063 in patients with RMS prior to submitting an NDA to the FDA. The timing of initiation of this second pivotal trial will be subject to the results of the Phase 2 portion of RADIANCE as well as the availability of adequate financing and other resources. We have obtained SPA agreement with the FDA for this second trial.

        Subject to the results of current and future clinical development (including the Phase 3 portion of RADIANCE and the second pivotal trial of RPC1063 in patients with RMS) as well as the availability of adequate financing and other resources, we believe it may be possible to submit an NDA to the FDA for the use of RPC1063 in patients with RMS in late 2017, thereby positioning RPC1063 as a potential next-to-market S1P1R modulator in the US behind Gilenya®. We would also expect to submit a Marketing Authorization Application (MAA) with the EMA, pending input from European regulatory authorities.

S1P1R Modulator RPC1063 in Inflammatory Bowel Disease (IBD)

        We are also developing RPC1063 for the treatment of IBD. We believe that S1P1R modulation of lymphocyte trafficking may have utility in other autoimmune diseases, including IBD. An increasing body of both preclinical and clinical evidence provides a strong rationale for this mechanistic approach in IBD.

        IBD is comprised of two distinct disease states, UC and CD. A number of agents that demonstrate efficacy in one IBD indication also demonstrate efficacy in the other. We selected UC as our initial development path within IBD for key strategic reasons. We believe that UC patients, relative to CD patients, represent a greater number of underserved patients. The anti-TNF class of biologics is currently relegated to the last line of treatment for UC. As such, patients and physicians are in greater need of therapeutic alternatives for UC than for CD, where more immunomodulators have gained approval and are used earlier in the treatment algorithm.

        Specific to our strategy to mitigate development risk, UC provides us with the advantage of the utilization of initial endoscopy to confirm diagnosis and disease activity level of UC. This firm diagnosis assists us in our selection of appropriate patients for study and helps ensure placebo response rates consistent with other UC studies. Notably, our trial utilizes a central reading system for endoscopic images which will ensure accurate and congruent results, including assurance that all subjects enrolled have objective evidence of active UC.

        As part of the primary efficacy endpoints, endoscopy allows rapid, objective and robust outcome measures through visualization of disease in the colon. In contrast, CD trials typically utilize the Crohn's Disease Activity Index (CDAI) scoring system, which lacks an endoscopic component, and is consequently a more subjective study endpoint relying solely on patients' signs and symptoms and physician assessment. Together, these elements have led us to select UC as a proof-of-concept indication for IBD. Through these rigorous trial design elements developed in close collaboration with FDA, we are seeking to mitigate development risk.

        The availability of additional therapeutic options for UC in the future will offer physicians more aggressive treatment strategies for this debilitating and progressive disease. We believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC, and that an opportunity therefore exists to position RPC1063 in a unique patient subgroup in earlier lines of therapy.

Overview of IBD

Ulcerative Colitis (UC) Description

        UC is a chronic GI inflammatory disorder which involves the surface mucosa, the epithelium and the submucosa of the colon. Patients with UC suffer from a multitude of gastrointestinal symptoms, such as diarrhea, rectal bleeding and weight loss. UC is characterized by a chronic course of remissions and exacerbations. Within 10 years of diagnosis, 20% of adults with UC had undergone colectomy. In addition, patients with UC have an increased risk of carcinoma over time.

Crohn's Disease (CD) Description

        Similar to UC, CD is a chronic, inflammatory disorder of the GI tract. Symptoms include diarrhea, blood in the stool, abdominal pain and weight loss. Maintaining symptomatic control and obtaining remission are critical to minimizing short-term and long-term complications and to improving the outcomes and quality of life for patients with CD. The natural course of CD is a progression from inflammation of the mucosa to stricture formation of the intestine and of mucosal penetration or fistula formation, with the risk of stricture and fistula increasing with the duration of CD.

Overview of IBD Market

        Drug sales in the IBD market were forecasted by Datamonitor Group at approximately $5 billion worldwide in 2012 and consisted of three therapeutic categories: immunomodulator, anti-inflammatory and biologics:

IBD Market: ~$5 billion

        The Datamonitor Group forecasted that biologic therapies, such as Remicade® (infliximab), Humira® (adalimumab), and Tysabri®, would represent approximately 60% of total drug sales in the global IBD market in 2012. We believe that new immunological mechanisms of action, as well as oral therapeutics and their associated convenience and promotion of patient compliance, will drive growth of drug sales in the IBD market.

        The total IBD population is estimated at approximately 2.5 million patients worldwide. UC represents a patient population of approximately 1.5 million worldwide.

Current Treatments Options for IBD

        The overall goal of treatment for IBD is to induce and maintain remission in acute, active disease. IBD treatment consists of therapies of varying degrees of efficacy and safety, depending on the patient's disease severity and response to prior therapy. While agents used to treat mild to moderate IBD are generally well tolerated, as the severity of IBD increases, so do the potential toxicities of the medications required to manage the disease.

        Specifically for UC, up to 90% of patients with mild to moderate UC can initially be maintained in remission using once-daily oral administration of 5-aminosalicylic acid (5-ASA). However, half of these patients will progress to more severe disease and become nonresponsive to therapy. For those patients who do not respond to 5-ASA, or those with more severe and/or extensive disease at diagnosis, corticosteroids are generally the next line of treatment for inducing clinical remission. Longer-term treatment with corticosteroids is associated with multiple adverse effects. Furthermore, after one year, approximately 45% of patients who initially responded to corticosteroids have either become steroid-dependent or have required surgery. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine (AZA) and 6-mercaptopurine (6-MP), but these treatments show a delay in onset of action of three months. Finally, as a last line of treatment for UC, biologics are used to induce and maintain remission, although the anti-TNFs have not been as effective in maintaining remission in IBD as in other disease areas in which they are approved for treatment.

        Approved biologics therapies for IBD include the anti-TNF monoclonal antibodies, Remicade® and Humira®, both approved for UC and CD, Cimzia® (certolizumab pegol), approved for CD, and Simponi® (golimumab), approved for UC. In addition, Tysabri® has been approved for CD. Tysabri® was the first proof-of-concept for a lymphocyte trafficking agent in IBD.

        Biologics are most commonly used in later lines of IBD therapy, and require either recurring IV or subcutaneous (SC) delivery. Specifically in UC, induction of clinical remission therapy with anti-TNFs has demonstrated consistent favorable clinical response at eight weeks; however, maintenance of clinical remission has been less successful. The anti-TNFs carry the risk of infusion and injection-site reactions, immunogenicity, immunosuppression and infection. Humira® has a black box warning for malignancy and serious infection.

Profile of Available Anti-TNF Therapies in IBD

*
Clinical response—a decrease from baseline in the Mayo score by ≥ 30% and ≥ 3 points, with a decrease in the rectal bleeding subscore of ≥ 1 or a rectal bleeding subscore of 0 or 1, at week 8;

**
Clinical remission—a Mayo score of ≥ 2 points, with no individual subscore > 1, with a rectal bleeding subscore of either 0 or 1, at week 8, 30, or 54;

***
Mucosal Healing—a Mayo endoscopy subscore of 0 or 1

        While numerous potential treatments exist for patients with IBD, none are curative and all are associated with significant risks. There exists in IBD significant unmet medical need for new and effective immunomodulatory treatments, particularly with oral route of administration and with improved safety and tolerability profiles. UC patients have fewer therapeutic options compared to CD, as biologics have only been adopted as a last line of therapy in UC.

IBD Pipeline Products

IBD Late-Stage Pipeline Products

        Vedolizumab is an intravenously infused inhibitor of lymphocyte trafficking. The GEMINI I Phase 3 trial for vedolizumab in moderate to severe UC showed significant improvement in both induction and maintenance of clinical remission settings. For example, in the maintenance of clinical remission setting vedolizumab produced an absolute improvement (i.e., delta) in clinical response of approximately 28-33% over the placebo group in the GEMINI I Phase 3 study, and Humira® produced an improvement of approximately 12% over the placebo group in the ULTRA2 Phase 3 study. Vedolizumab also showed efficacy in anti-TNF failures. Pooled Phase 3 safety outcomes showed no major differences in adverse events for vedolizumab-treated UC and CD patients compared to placebo groups, with infections that occurred more frequently in vedolizumab treated-patients involving the upper respiratory tract. Takeda filed a BLA with the FDA for vedolizumab in UC as well as CD in June 2013. In September 2013, Takeda announced that the BLA had been granted priority review status for UC, which allows for an eight-month review period from the date of filing, meaning that vedolizumab could be approved for UC by February 2014. In December 2013, an FDA advisory committee recommended approval of vedolizumab for the treatment of UC and CD, and the PDUFA action date is in May 2014.

Phase 3 Vedolizumab Clinical Outcomes

*
Clinical response—a reduction in complete Mayo score by ≥30% and ≥3 points + decrease in rectal bleeding subscore of ≥1 or absolute rectal bleeding subscore of ≤ 1;

**
Clinical remission—a complete Mayo score of ≤2 points, with no individual subscore >1;

***
Mucosal Healing—a Mayo endoscopy subscore of ≤1

        Although vedolizumab has a different mechanism of action to S1P1R modulation (alpha-4 beta-7 integrin antibody inhibitor), it inhibits trafficking of similar lymphocyte populations (naïve T cells [CD4+, CD8+], memory T cells and B cells) to that of S1P1R modulation. Phase 3 clinical outcomes from vedolizumab contribute to a growing body of evidence generated by third parties which supports efficacy for agents that inhibit lymphocyte trafficking in the treatment of IBD. We believe that agents with new lymphocyte trafficking inhibition mechanisms of action such as RPC1063 could have the potential to impact the current treatment algorithm for IBD. Based upon a third-party survey of 101 physicians that we sponsored, we believe that if RPC1063 is able to obtain market approval for UC and show efficacy comparable to vedolizumab and a safety profile improved from Gilenya® (see "—S1P1R Modulator RPC1063 in RMS—The Need for a Safer S1PR Modulator"), RPC1063 could be adopted in both early and late lines of treatment and compete effectively as an oral agent, including against vedolizumab (assuming vedolizumab is approved). However, as clinical development of RPC1063 is conducted and trial results become known, the data may not support such comparable efficacy, an improved safety profile, or even regulatory approval. It is also possible that, if approved for UC, RPC1063 may not be approved with a label that includes the claims necessary or desirable for successful commercialization. Furthermore, the third-party survey did not take into account differences in pricing and reimbursement, which could impact RPC1063's ability to compete effectively against other UC treatments.

IBD Oral Pipeline Products

        Tofacitinib is a twice daily oral janus kinase (JAK) inhibitor currently under development for patients with CD and UC. Tofacitinib is approved in the US for treatment of patients with moderately to severely active Rheumatoid Arthritis and is also in development for patients with Psoriasis. In May 2011, Pfizer announced the Phase 2 results for tofacitinib in UC. Clinical efficacy outcomes ranged dose dependently from 32% up to 78% for clinical response in the induction of clinical remission setting. Numerous safety concerns have been shown with tofacitinib, such as infections, cytopenias and cholesterol elevations, while similar safety considerations have not been seen in the S1PR modulator class of therapeutics. There are currently three Phase 3 trials open for enrollment in UC with expected outcomes in 2014 through 2016.

        Laquinimod is a second generation quinoline-3-carboxamide with inflammatory modulation mechanisms of action currently under development in CD. In May 2013, Teva presented Phase 2a study results showing a trend toward improvement of remission and response measurements in CD patients treated with laquinimod (0.5mg) compared to placebo.

S1PR Modulator Competition in IBD

        Novartis, in partnership with Kyorin, recently reported clinical trial outcomes of a European-based exploratory Phase 2 trial examining one dose of KRP203 in 27 moderate to severe UC patients, with only 14 subjects completing the trial (KRP203 n=9; placebo n=5). KRP203 is a non-selective S1PR modulator, similar to Gilenya®. When all subjects who completed treatment at least through day 28 were evaluated (KRP203 n=14; placebo n=8), reported outcomes showed that a greater proportion of UC patients treated with KRP203 achieved remission compared to placebo (14% vs. 0%, respectively). After eight weeks of treatment (KRP203 n=10; placebo n=5), improvement with KRP203 treatment in partial Mayo score was greater than that observed with placebo (-2.7 vs. -1.6, respectively). Although only a limited number of patients were treated, we believe the KRP203 clinical trial results contribute to a body of evidence supporting the use of S1P1R modulators in treating IBD. Subsequent to the reporting of these results, Kyorin opened a Japan-based open-label Phase 2 clinical trial of KRP203 with a target accrual of approximately 60 CD patients and Novartis has opted to initiate a Phase 1 trial of KRP203 in 10 patients undergoing allogeneic hematopoietic stem cell transplant for Hematological Malignancies. We have studied the efficacy of both RPC1063 and KRP203 in a preclinical disease model of IBD. At the completion of the preclinical study, KRP203-treated animals had more active disease as measured by an outcome of greater amount of diseased tissue, or histopathology score, than did RPC1063-treated animals.

        In June 2012, Mitsubishi Tanabe initiated a Phase 1 study of MT-1303, an S1PR modulator, in IBD patients.

Phase 2 UC Program

        We are currently enrolling a Phase 2 study of RPC1063 for the clinical efficacy and safety of induction of clinical remission therapy in patients with moderately to severely active UC called TOUCHSTONE. In connection with TOUCHSTONE (RPC01-02), we filed an IND with the FDA. TOUCHSTONE is a multi-national, multicenter, double-blind, randomized, placebo-controlled study investigating the effect of two active doses (0.5 mg and 1.0 mg) of RPC1063 versus placebo. This study is designed to enroll approximately 180 patients in North America, Europe and Asia Pacific. The primary objective of TOUCHSTONE is to compare the efficacy of RPC1063 for the induction of clinical remission in patients with moderately to severely active UC after eight weeks of treatment. Secondary objectives for this study include a comparison of the efficacy of RPC1063 versus placebo at weeks eight and 32 as measured by clinical response, clinical remission, mucosal healing and a comparison of the overall safety and tolerability of RPC1063 versus placebo for the duration of TOUCHSTONE.

IBD—Forward Development

        We expect to complete enrollment for TOUCHSTONE in the first half of 2014 with top line results relating to the proportion of patients in clinical remission at week eight available in mid-2014. We designed TOUCHSTONE with endpoints and a statistical analysis plan consistent with a registrational (Phase 3) study approach. Typically for a registration program the FDA requires two Phase 3 studies for induction of clinical remission and one Phase 3 study for maintenance of clinical remission. The FDA has indicated that if the results of the study are statistically and clinically persuasive, TOUCHSTONE could be considered as a Phase 3 study for RPC1063 in UC and the balance of our registration program could be supported by a single additional Phase 3 induction of clinical remission efficacy study accompanied by a Phase 3 maintenance of clinical remission study. However, we have not requested an SPA with respect to TOUCHSTONE, and the FDA could change its view even if the study achieves statistically and clinically persuasive results. Subject to the results of current and future clinical development (including the proposed pivotal trials) as well as the availability of adequate financing and other resources, we believe it may be possible to submit an NDA to the FDA for use of RPC1063 in patients with UC as early as 2018, thereby positioning RPC1063 as the potential first S1P1R modulator approved in UC. We would also expect to submit an MAA with the EMA, pending input from European regulatory authorities.

        Depending upon efficacy outcomes and the availability of adequate resources, we may pursue clinical development of RPC1063 in CD subsequent to demonstrating efficacy in UC.

Potential Additional Clinical Indications for RPC1063

        RPC1063 may have therapeutic application in other chronic immune disorders including Psoriasis, Psoriatic Arthritis, Rheumatoid Arthritis and Systemic Lupus Erythematosus (SLE). Compounds targeting the S1P1R have been shown to be active in animal models of these diseases, although the supportive data has, to date, been generated by third parties. Ponesimod, another S1P1R modulator in development, recently reported significant efficacy in a Phase 2 clinical study of patients with moderate to severe chronic plaque Psoriasis. The ponesimod Phase 2 study demonstrated a positive primary endpoint of Psoriasis Area and Severity Index at 75% reduction (PASI 75) of 71% (20 mg) and 77% (40 mg) at end of study which is similar to the clinical experience for biologics but with the potential for an improved side effect profile. There may also be therapeutic application for S1P1R-targeted therapies such as RPC1063 in limiting the incidence of colon cancer in individuals with IBD. Gilenya® has recently been shown in an animal model to limit the development of colitis-associated cancer via S1P1R-mediated events, which may be significant given the high rates of colorectal carcinoma in those suffering from UC.

Our Second Clinical Product Candidate—RPC4046

        Our second clinical product candidate, RPC4046, is a recombinant, humanized, high-affinity, selective anti-IL-13 monoclonal antibody. We are preparing RPC4046 for a Phase 2 proof-of-concept study in adults and adolescents with active EoE, a GI-related immunological indication designated an Orphan Disease by the FDA. We have an exclusive development license from AbbVie to explore the efficacy of RPC4046 in EoE. As part of our development program for RPC4046 in EoE, we held a pre-IND meeting with the FDA in the fourth quarter of 2013 in which the FDA was in general agreement with the design of our Phase 2 study and nonclinical program. We plan to submit an IND in the first half of 2014 and initiate a randomized Phase 2 trial shortly thereafter, in which event we would anticipate Phase 2 primary endpoint (top-line) results to be available in the second half of 2015.

        We selected EoE as the lead therapeutic indication for RPC4046 after careful consideration of the strength of the biological hypothesis for the anti-IL-13 antibody mechanism in EoE. Extensive preclinical and clinical studies provide strong evidence indicating that EoE is an atopic, or allergic-associated disease characterized by infiltration of a type of white blood cell, called an eosinophil, into the esophagus. The condition is also characterized by increased tissue levels of other immune cell types and related signaling proteins. Notably, the most over-expressed genes in patients with EoE are eotaxin-3, an eosinophil-specific chemoattractant (a chemical which causes movement of cells towards it at high concentrations), and periostin, an extracellular matrix protein that supports eosinophil cell migration. Expression of both of these proteins in epithelial cells is induced by IL-13, and these proteins represent important diagnostic biomarkers to assess the potential for patient response to targeted immunotherapy.

        IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders and recently have shown activity in Asthma patients. IL-13 contributes to localized allergic immune responses, recruitment of proinflammatory cells and tissue remodeling including fibrosis, all of which are features of EoE. The first human demonstration of clinical efficacy (or proof of concept) for the anti-IL-13 mechanism of action in Asthma was demonstrated in a positive Phase 2 clinical study with the anti-IL-13 antibody lebrikizumab, which is being developed by Roche. Lebrikizumab was associated with improved lung function. Roche also demonstrated that Asthma patients with high pretreatment levels of serum periostin had greater improvement in lung function with lebrikizumab than did patients with low periostin, providing validation for this diagnostic biomarker in assessing a patient subgroup with potential for higher response rates.

        EoE is a chronic, allergic/immune-mediated disease characterized clinically by symptoms related to esophageal dysfunction and eosinophil-predominant inflammation. The disease affects both pediatric and adult populations. Quality of life is often significantly decreased due to food impaction, swallowing difficulty and other disease effects. As a result, EoE patients often experience weight loss/difficulty putting on weight, with this particular concern in the pediatric population on account of the morbidity associated with failure to thrive. There are currently no FDA approved drugs for the treatment of EoE. The majority of patients are treated chronically with topical steroids, which are associated with a number of side effects. Amongst these side effects, fungal infection, in particular esophageal candidiasis, can paradoxically worsen some of the symptoms associated with EoE, such as difficulty swallowing. Furthermore, topical steroids are associated with a short-lived duration of efficacy, with patients relapsing in approximately four months. Consequently, a high unmet need exists for drugs that reduce clinical symptoms, modify disease progression through tissue remodelling and/or increase duration of treatment response. Over the course of the last decade, there has been a steady rise in the incidence and diagnosis of EoE due to increases in atopic diseases in the general population and adoption of diagnostic guidelines. Based on reported prevalence and diagnosis rates, our 2012 epidemiological estimates for EoE are approximately 160,000 patients in the US and approximately 145,000 patients in the EU.

        AbbVie previously completed a Phase 1 study and demonstrated that RPC4046 was well tolerated in healthy subjects as well as in patients with mild to moderate persistent Asthma. The Phase 1 study supports both single-dose IV administration and multiple SC doses. We plan to use an initial IV loading dose followed by the SC injection route of administration in future EoE clinical studies. RPC4046 binds to an IL-13 epitope that prevents the binding of circulating IL-13 to both types of IL-13 receptor, (IL-13R) a1 and IL-13R a2. This binding profile may be advantageous in optimizing efficacy and/or safety features.

        We plan to conduct a Phase 2 EoE trial as a randomized, double-blind, placebo controlled, parallel enrollment, multicenter study in patients with active EoE as measured by endoscopic, histologic (eosinophil count) and clinical assessment. We plan to enroll approximately 90 patients, including adults and adolescents, to assess two doses of RPC4046 against placebo. The primary objective of the Phase 2 trial will be to determine whether treatment with RPC4046 has clinical efficacy as determined by histological improvement of eosinophil count reduction. We plan to explore periostin, eotaxin and other proteins as potential predictive diagnostic biomarkers for clinical efficacy in the proof-of-concept study. Secondary objectives for this study include a comparison of patients with histologic response and remission, improvement in swallowing difficulty including as assessed by patient diaries as well as scores calculated from symptom and behavior measurements, and safety, pharmacodynamic and biomarker measures.

        RPC4046 aligns with key components of our strategy. EoE is an immune-mediated disease, consistent with our development expertise. Anti-IL-13 antibodies work by a recently validated mechanism of action. There are also diagnostic biomarkers available for exploration in early EoE clinical studies that may be predictive of patient subsets with the potential for higher response rates to therapeutic intervention with an anti-IL-13 therapeutic. Patients suffering from EoE currently have limited therapeutic options, including no currently approved products for this indication.

        We have an exclusive development license to RPC4046 from AbbVie which is limited in scope to conducting a Phase 2 study of RPC4046 in EoE. See "—Strategic Collaborations and Research Arrangements" for more details. AbbVie holds an option to enter into a global collaboration for RPC4046 with us following the availability of results from the planned Phase 2 study. If AbbVie does not exercise its option, we will have an exclusive worldwide license for the development and commercialization of RPC4046 which will be unlimited as to indications.

        Should AbbVie elect to enter into a collaboration with us, we will have a strong partner with biologic manufacturing experience and a vested interest in GI indications easily expandable to EoE. Should AbbVie elect not to enter into a collaboration with us, we may have the opportunity to independently complete a potentially expedited development program (based on unmet need) for an Orphan Disease. If such a development program is successful, we believe it may be possible to commercialize RPC4046 in the US and potentially in the EU with a targeted specialty sales force. Depending on clinical outcomes in UC with our lead candidate RPC1063, as well as the successful development and approval of RPC1063 and RPC4046, we believe commercial synergies could be realized in GI by a targeted specialty sales force.

Proprietary GPCR Drug Discovery Platform

        Our biology expertise and drug discovery efforts for GPCR therapeutics are informed by our proprietary GPCR technology platform for high resolution crystal structure determination. This pioneering technology facilitates structure-based drug design for developing potential best-in-class small molecule drugs to GPCR targets. We licensed exclusive global rights to a proprietary GPCR discovery platform from TSRI, and alongside our in-house programs, we have entered into several collaborative, cash-flow positive arrangements to leverage the platform.

Preclinical Program for Glucagon-like Peptide-1 Receptor Small Molecule Positive Allosteric Modulators (GLP-1R PAMs)

        We are pursuing a research program for glucagon-like peptide-1 receptor (GLP-1R) small molecule positive allosteric modulators (PAMs) for the treatment of Type 2 Diabetes. This program was derived from our dual efforts in medicinal chemistry combined with contribution from our proprietary GPCR technology platform. The GLP-1 mechanism of action is known for controlling glucose as well as conferring weight loss in Type 2 Diabetes patients. Currently marketed GLP-1R peptide agonists are administered by injection, which has limited their adoption rate in Type 2 Diabetes. We believe that an oral, potent, non-peptide modulator of GLP-1R would make this important therapeutic class more convenient and accessible to a wider population of Type 2 Diabetes patients. We are designing and developing small molecule drug candidate leads to increase the activity of endogenous GLP-1 and related gastrointestinal hormones, which is a novel mechanism of action. This approach fits well with our strategy to deliver differentiated, novel therapeutic offerings where unmet need exists in the disease category. This opportunity also aligns with our desire to utilize early clinical biomarkers that may correlate with efficacy. In Type 2 Diabetes, pharmacodynamic biomarkers such as measuring levels of blood glucose or hemoglobin A1c (HbA1C) can be explored in Phase 1 studies. Our efforts involving GLP-1R PAMs for the treatment of Type 2 Diabetes have only been preclinical to date, and we have not filed an IND for this program.

        We may initiate further internal drug discover efforts based on our proprietary platform for select high-value GPCR targets that align with our focus on immune or metabolic diseases.

Platform Collaborations Contributing to Capital Requirements

        We have enacted several collaborations on our proprietary platform, one of which is active and two of which have concluded as scheduled. We have used capital raised as part of upfront payments, success milestones and full-time equivalent support to advance our proprietary and wholly owned drug discovery and development programs and support ongoing operations. With Ono Pharmaceuticals, we have completed the drug discovery portion of our collaboration and are now engaged in transferring to Ono intellectual property and know-how related to our proprietary GPCR technology platform for the purpose of enabling Ono to independently obtain high resolution crystal structures for their proprietary GPCR targets. We have previously had a partnership and a collaboration with OMJP and Eli Lilly, respectively. See "—Collaborations Using the Receptos GPCR Structure Determination Technology Platform" for more details on these arrangements.

        We may seek to enter into future technology collaborations to utilize our GPCR proprietary technology platform together with partners, with the historical payment of multiple success milestones as validation that the platform has utility in optimizing drug design for the high-value GPCR target class.

Strategic Collaborations and Research Arrangements

License Agreements with The Scripps Research Institute (TSRI)

Novel Modulators of Sphingosine Phosphate Receptors

        In April 2009, we entered into an exclusive license agreement (with a right to sublicense) with TSRI to rights to novel modulators of sphingosine phosphate receptors, including modulators to the S1P1R. The technology licensed covers RPC1063, and we will owe to TSRI a royalty on net sales for RPC1063 of up to 2% depending on whether RPC1063 is patent protected under the licensed technology in a particular country. We will also owe to TSRI up to an aggregate of $4,350,000 in success milestones as development of RPC1063 advances, and upon any sublicense of RPC1063, we will owe to TSRI a percentage of any sublicensing revenues obtained as part of the sublicensing arrangement. The agreement will continue for as long as we are obligated to pay royalties to TSRI, which will be for as long as any licensed patent covers any product in any country at issue or, where no such patent applies in a particular country, for as long as any licensed patent would cover any product in any one of several specified major markets, after which the licenses granted to us will survive and become royalty-free, perpetual and irrevocable. However, TSRI has the right to terminate the agreement if we fail to use commercially reasonable efforts to develop and commercialize the licensed compound. In addition, TSRI has the right to terminate the agreement if we do not make a payment under the agreement and fail to cure the non-payment, in the event that we file for bankruptcy, if we are convicted of a felony related to the development, manufacture, use, marketing, distribution or sale of the licensed products or licensed biological materials, if we underreport or underpay TSRI the greater of 15% or $100,000 or more, or if we materially breach the agreement. Because TSRI receives funding from the US government in support of TSRI's research activities, to the extent that inventions claimed by the novel modulators of sphingosine phosphate receptors arise or result from TSRI's receipt of research support from the US government, our rights and obligations under the agreement will be subject to all applicable rights of the US government.

Technology Relating to the Crystallization of Membrane Proteins

        In June 2009, we entered into an exclusive license agreement (with a right to sublicense) with TSRI to intellectual property rights to a technology platform for obtaining high-resolution crystal structures for GPCR receptors and using such structural solutions to perform structure-based drug design in pursuit of therapeutic candidates for GPCR targets. This license has been subsequently amended twice to add further intellectual property rights. For any product candidates we derive from the platform, we will owe to TSRI certain development success milestones and a de minimus royalty rate on net sales; however, in the case of RPC1063, these payments are not additive to the rate owed to TSRI as part of the S1P1R modulator license referenced above. In instances where we enact collaborations using the technology platform, we will owe to TSRI up to 7.5% of payments we receive based upon use of the technology. To date, we have entered into three such collaborations and have made corresponding payment to TSRI. We will also owe TSRI up to an aggregate of $950,000 in milestone payments depending upon the development of certain product candidates to the extent identified or discovered using the technology licenses from TSRI. The agreement will continue for as long as we are obligated to pay royalties or milestone payments on product candidates we derive from the platform or 7.5% of payments we receive based upon use of the technology where we enact collaborations using the technology platform (which, in the instance of royalties, could be for as long as ten years following the first commercial sale in one of several specified major markets and, in the instance of milestone payments and payments based on use of the technology, could be until June 18, 2027), after which the licenses granted to us will survive and become royalty-free, perpetual and irrevocable. However, TSRI has the right to convert the license granted to us into a non-exclusive license if we fail to use commercially reasonable efforts to exploit the licensed technology. In addition, TSRI has the right to terminate the agreement if we do not make a payment under the agreement and fail to cure the non-payment, in the event that we file for bankruptcy, if we are convicted of a felony related to the development, manufacture, use, marketing, distribution or sale of the licensed technology or know-how, if we underreport or underpay to TSRI the greater of 15% or $100,000 or more, or if we materially breach the agreement. Because TSRI receives funding from the US government in support of TSRI's research activities, to the extent that inventions claimed by the licensed patent rights arise or result from TSRI's receipt of research support from the US government, our rights and obligations under the agreement will be subject to all applicable rights of the US government.

Development License and Option Agreement between AbbVie and Receptos for RPC4046

        In October 2012, we entered into a Development License and Option Agreement with AbbVie which provided us with an exclusive research and development license to the IL-13 antibody ABT-308 (referred to by us as RPC4046) to conduct a Phase 2 study of RPC4046 in EoE. Under the terms of this agreement, we are fully responsible for the costs of such study. Following our delivery to AbbVie of a data package including results for the Phase 2 study, AbbVie may elect to enter into an exclusive, worldwide collaboration with us. Key terms of this collaboration include our obligation to fund half of the costs of global development, a 50/50 net profit/loss arrangement in the US market, co-promotion and commercialization rights for us in the US market, a double-digit royalty for us on net sales outside the US, shared decision-making for US commercialization and AbbVie having control of commercialization outside the US.

        If AbbVie does not exercise its option to collaborate, we will have an exclusive, worldwide license to RPC4046 which will be unlimited as to indications. Key terms of this license include our obligation to fund 100% of all development and payment to AbbVie of a royalty on global net sales at the same double digit rate payable from AbbVie to us on net sales outside of the US in the event of a collaboration. The royalty rate in a collaboration or licensing scenario may be subject to offset in the event third-party intellectual property is required. AbbVie has the right but not the obligation in either the collaboration or the licensing scenario to be the manufacturer and supplier for RPC4046.

        If AbbVie does not exercise its option to collaborate in the first instance, AbbVie will have a second option to enter into a collaboration with us, if applicable, when a data packages including results for a Phase 2 study is available for a second indication for RPC4046; however, if AbbVie exercises this second option, AbbVie would be required to reimburse us for development costs incurred after completion of the Phase 2 study in EoE and the collaboration would be a 50/50 net profit/loss arrangement worldwide. AbbVie's second option terminates if we undergo a change of control, if we execute a sublicense to RPC4046 or if five years pass following AbbVie's election not to exercise its first option.

        The term of the Development License and Option Agreement extends until the parties enter into a collaboration (if AbbVie exercises its option to collaborate) or AbbVie provides us with an exclusive, worldwide license to RPC4046. However, AbbVie has the right to terminate the Development License and Option Agreement if we materially breach the agreement and fail to cure the breach, if we prosecute or otherwise participate in any claim that an AbbVie patent is invalid, or if we file for bankruptcy. In addition, we have the right to terminate the Development License and Option Agreement if we have delivered to AbbVie a data package including results for the Phase 2 study of RPC4046 in EoE, if despite our exercise of commercially reasonable efforts we are unable to proceed with the Phase 2 study or the objectives of such study are determined by us to be unachievable or materially frustrated, or if the Phase 2 study is suspended for at least nine months or halted indefinitely.

Collaborations Using the Receptos GPCR Structure Determination Technology Platform

Collaboration with Ono Pharmaceutical Co., Ltd.

        In December 2011, we entered into a co-exclusive Collaboration Agreement with Ono Pharmaceuticals to utilize our proprietary GPCR technology platform for high resolution structure determination technologies for the identification of a high resolution novel protein crystal structure of an Ono proprietary GPCR drug discovery target. These activities are unrelated to ceralifimod , which is an S1PR modulator (like our product candidate RPC1063) under development by Ono and Merck Serono (see "—S1P1R Modulator RPC1063 in RMS—S1PR Modulators in Development"). Under the terms of the agreement, Ono paid us an upfront payment of $2,500,000 to gain access to the technology and we completed protein expression, crystallization studies and structure determination with respect to the GPCR drug discovery target for Ono, with Ono providing research funding. By December 2013, we had achieved several milestones, including determination of the novel GPCR structure, and earned aggregate milestone payments of $3,750,000.

        In December 2013, we amended the Collaboration Agreement with Ono and agreed to perform technology transfer with respect to, and to grant Ono a non-exclusive sublicense to, our GPCR technology platform for high resolution crystal structure determination. Pursuant to the amendment, we are entitled to receive upfront license and collaborative research termination fees totaling $3,700,000, and we are eligible to receive technology transfer milestone payments of up to $2,000,000. We will provide training services in support of Ono's efforts to achieve certain technology transfer milestones.

        Under the Collaboration Agreement, as amended, we remain eligible for research milestone payments of up to another $2,000,000 based on successful completion of certain research activities and we remain eligible for development milestone payments of up to $13,500,000 for therapeutic drugs discovered as a result of the collaboration research efforts and developed by Ono. Ono has the right to terminate the agreement if we materially breach the agreement, if we file for bankruptcy, or in the event that we undergo a change of control.

Collaboration with Eli Lilly and Company

        In December 2010, we entered into two year co-exclusive Collaborative Agreement with Eli Lilly to utilize our proprietary GPCR structure determination technologies, including application of such technologies to the development of potential modulators directed to an undisclosed GPCR target. Eli Lilly paid us an upfront payment of $5,000,000 to access our technology during the term. Under the agreement, we were responsible for conducting certain research activities with respect to the target and sharing certain information in pursuit of potential drug candidate leads. The agreement expired on December 31, 2012. As of such time, all of our performance and delivery obligations to Eli Lilly had been met, and we are entitled to no further payments under the agreement.

License and Technology Transfer Agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc.

        In December 2010, we entered into a License and Technology Transfer Agreement with OMJP in which OMJP took a perpetual sublicense to our GPCR technology platform for high resolution crystal structure determination. OMJP paid us an upfront payment of $4,000,000. As part of the arrangement, we conducted a technology transfer program to OMJP using two GPCR targets as prototype examples. Our activities under the agreement concluded on December 7, 2011, when we received a milestone payment of $2,500,000 for successfully completing the technology transfer program. As of such time, all of our performance and delivery obligations to OMJP had been met, and we are entitled to no further payments under the agreement.

Intellectual Property

        The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the US and internationally for RPC1063 and our discovery GLP-1R PAM program, and any other inventions to which we have rights, where available and when appropriate. AbbVie has sought similar patent protection for RPC4046, to which we currently have a license to conduct a Phase 2 study of RPC4046 in EoE. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets relating to our proprietary technology platform that may be important to the development of our business.

        Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see "Risk Factors—Risks Relating to Our Intellectual Property."

RPC1063 (S1P1R Modulator)

        The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods and methods of use. As of December 31, 2013, we owned or had an exclusive license from TSRI to six issued US patents and six pending US patent applications, as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel and South Africa. We expect the composition of matter patent for RPC1063, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act (see "—Government Regulation and Product Approval—United States Government Regulation—Patent Term Restoration and Marketing Exclusivity"). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

RPC4046 (anti-IL-13 antibody)

        The patent portfolio for RPC4046, to which rights are in-licensed from AbbVie, contains an issued patent and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of December 31, 2013, the in-licensed portfolio consisted of rights to one US patent, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act (see "—Government Regulation and Product Approval—United States Government Regulation—Patent Term Restoration and Marketing Exclusivity"), although such an extension is subject to AbbVie's consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie's consent, in certain foreign countries upon regulatory approval.

GLP-1R PAMs (positive allosteric modulators)

        The patent portfolio for our GLP-1R PAM program contains pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as one issued US patent directed to certain methods of use. As of December 31, 2013, we owned one issued US patent and five pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Europe and Japan. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of any composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval (see "—Government Regulation and Product Approval—United States Government Regulation—Patent Term Restoration and Marketing Exclusivity"). We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

GPCR Structure Determination Technology Platform

        The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of GPCRs. As of December 31, 2013, we had exclusive commercial license rights from TSRI to two US patents, two pending US patent applications, and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

Trade Secrets

        In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We seek to protect our proprietary data and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements are designed to protect our proprietary information. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. With respect to our proprietary GPCR structure determination technology platform, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to this GPCR structure determination technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing methodology for crystallization of membrane proteins, and the movement of personnel skilled in the art from academic to industry scientific positions.

Manufacturing

RPC1063

        We currently contract with third parties for the manufacture of RPC1063 for preclinical studies and clinical trials and intend to do so in the future. The third parties with whom we currently work have the capability to meet our current and commercial manufacturing needs. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers. One of our contract manufacturers has manufactured what we believe to be sufficient quantities of RPC1063 active pharmaceutical ingredient (or drug substance) to complete the ongoing Phase 2 clinical trials. Another of our existing contract manufacturers continues to produce RPC1063 drug product for use in ongoing clinical trials. We are evaluating secondary contract manufacturers for clinical and commercial production of drug substance and product. We have contracted a second drug product contract manufacturer for clinical and commercial production of drug product. In addition, a separate contract manufacturer labels, packages and distributes clinical supplies of RPC1063. We believe the manufacturing processes for the active pharmaceutical ingredient and finished drug product for RPC1063 have been developed to adequately support future development and commercial demands. While we believe that our existing suppliers of active pharmaceutical ingredient and drug product would be capable of continuing to produce materials in commercial quantities, we may need to identify additional third-party manufacturers capable of providing commercial quantities of drug product. If we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market RPC1063.

RPC4046

        As part of our Development License and Option Agreement, AbbVie has agreed to manufacture quantities of RPC4046 drug substance and drug product needed for preclinical and clinical studies as part of the development activities contemplated by such Agreement, including the planned Phase 2 study of RPC4046 in EoE. AbbVie will support Receptos on regulatory chemistry, manufacturing and control (CMC) activities suitable for regulatory filings with the FDA and EMA as needed. We may also request during the term of the Development License and Option Agreement that AbbVie initiate CMC activities in order to supply the first Phase 3 trial for RPC4046.

        Should AbbVie elect at its option to enter into a collaboration with us following delivery to AbbVie of a data package including results for the planned Phase 2 of RPC4046 in EoE, AbbVie can elect to supply the collaboration with RPC4046 or effect technology transfer to a third-party manufacturer to supply the collaboration. If AbbVie does not exercise its option to collaborate, the parties will either agree on the terms for AbbVie to supply RPC4046 to Receptos, or AbbVie will effect technology transfer to a third-party manufacturer. If technology transfer occurs in either scenario, we believe there is sufficient expertise and capacity within the biologic manufacturing industry to perform clinical and commercial supply of RPC4046. However, if we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, our ability to develop and commercialize RPC4046 will be adversely affected. Additionally, an inability to effect technology transfer in a timely fashion will impact the pace and potential success of our development efforts as well as our prospects for potential commercialization.

Government Regulation and Product Approval

        Governmental authorities in the US, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the US and by the EMA before they may be legally marketed in Europe. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

NDA Approval Processes

        In the US, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and biologics under the Public Health Service Act, or PHSA, and implementing regulations. Failure to comply with the applicable US requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

  •
  refusal to approve pending applications;

  •
  withdrawal of an approval;

  •
  imposition of a clinical hold;

  •
  warning letters;

  •
  product seizures;

  •
  total or partial suspension of production or distribution; or

  •
  injunctions, fines, disgorgement, or civil or criminal penalties.

        The process required by the FDA before a drug or biologic may be marketed in the US generally involves the following:

  •
  completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, or other applicable regulations;

  •
  submission to the FDA of an IND, which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed product for its intended use;

  •
  submission to the FDA of an NDA or BLA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA or BLA.

        Once a product candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject's legal representative, monitor the study until completed and otherwise comply with IRB regulations.

        Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase 1.  The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

  •
  Phase 2.  Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

        Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the product candidate has been associated with unexpected serious harm to patients.

        During the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new product. A sponsor may also request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

        According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

        Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches and the manufacturer must develop methods for testing the quality, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

        The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

        Once the submission is accepted for filing, the FDA begins an in-depth review. A product candidate representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an application if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA or BLA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an application, the FDA will inspect the facility or facilities where the product is manufactured and tested.

Expedited Review and Approval

        The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing new products, and/or provide for the approval of a product on the basis of a surrogate endpoint. Even if a product qualifies for one or more of these programs, the FDA may later decide that it no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, products that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs and biologics to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give products that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within eight months of submission as compared to a standard review time of 12 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated product and expedite review of the application for a product designated for priority review. Accelerated approval, which is described in Subpart H of 21 CFR Part 314, provides for an earlier approval for a product that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials.

        In the recently enacted Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law requires the FDA to issue related draft guidance within a year after the law's enactment and also promulgate confirming regulatory changes.

Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of the use of our drug and biologic product candidates, some of the US patents covering our product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for extension must be made prior to expiration of the patent. The US Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant application. However, our ability to seek restoration of the patent term of certain licensed patents, such as in the instance of patents covering RPC4046 (where AbbVie is the licensor), will be subject to action by the licensor, and it is possible (including in a situation where a patent at issue also covers a separate approved drug or drug candidate owned or otherwise licensed to a third party by the licensor) that the licensor may elect not to seek such a restoration.

        Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the US to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation

        Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the US, or more than 200,000 individuals in the US and for which there is no reasonable expectation that the cost of developing and making available in the US a drug for this type of disease or condition will be recovered from sales in the US for that drug. Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

        If a product that has Orphan Drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan Drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our drug candidate is determined to be contained within the competitor's product for the same indication or disease.

Post-Approval Requirements

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

        Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

  •
  record-keeping requirements;

  •
  reporting of adverse experiences;

  •
  providing the FDA with updated safety and efficacy information;

  •
  drug sampling and distribution requirements;

  •
  notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and

  •
  complying with FDA promotion and advertising requirements.

        Drug or biologic manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

        We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

        From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Regulation Outside of the United States

        In addition to regulations in the US, we will be subject to regulations of other countries governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the US before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

        Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

        As in the US, we may apply for designation of a product as an Orphan Drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Orphan Drugs in Europe enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

Pharmaceutical Coverage, Pricing and Reimbursement

        Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The US government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as ACA, enacted in March 2010, is expected to have a significant impact on the health care industry. ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial new provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare industry, impose new taxes and fees on pharmaceutical manufacturers, and impose additional health policy reforms, any or all of which may affect our business. A significant number of provisions are not yet, or have only recently become, effective, but ACA is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        Other legislative changes have also been proposed and adopted since ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and the American Taxpayer Relief act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

        In addition, in some non-US jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the US and generally tend to be significantly lower.

        We expect that ACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Employees

        As of December 31, 2013, we had 41 employees, of which 18 hold M.D. or Ph.D. degrees. Thirty of our employees are involved in our drug research and development operations, and 11 are in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate Information

        We were incorporated in the state of Delaware on September 26, 2008 under the name Receptor Pharmaceuticals, Inc. and changed our name to name to Receptos, Inc. on May 11, 2009. As used in this Annual Report, unless the context suggests otherwise, "the Company", "Receptos," "we,", "us" and "our" refer to Receptos, Inc. and its subsidiaries on a consolidated basis. Our principal executive offices are located at 10835 Road to the Cure, Suite 205, San Diego, California 92121, and our telephone number is (858) 652-5700.

        Our corporate website address is www.receptos.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. These reports and other information concerning the Company may also be accessed at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

        This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering in May 2013, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the

"JOBS Act," and references herein to "emerging growth company" are intended to have the meaning associated with it in the JOBS Act.

Item 1A.    Risk Factors.

        Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

  •
  competition from existing products, as well as new products that may receive marketing approval;

  •
  the availability of generic versions of products that compete with our product candidates;

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

  •
  the ability of third-party manufacturers to manufacture our product candidates for the conduct of clinical trials and, if approved, for successful commercialization;

  •
  the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies;

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

        We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the year ended December 31, 2013 was approximately $50.4 million, and as of December 31, 2013, we had an accumulated deficit of $95.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

        Our operations have consumed substantial amounts of cash since inception. We are currently conducting the Phase 2 and Phase 3 portions of a Phase 2/3 study of RPC1063 in Relapsing Multiple Sclerosis (RMS) and a Phase 2 study of RPC1063 in Ulcerative Colitis (UC), and we are preparing to conduct a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of RPC1063 and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

        Our existing cash and cash equivalents and our access to funds through our credit and security agreement with MidCap Funding III, LLC (MidCap), will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate that is approved. Accordingly, we will continue to require substantial additional capital to continue our clinical development activities and potentially engage in commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

  •
  whether AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie (formerly a part of Abbott Laboratories), exercises its option, following the availability of results from the planned Phase 2 trial of RPC4046 in EoE, to collaborate with us on the development and commercialization of RPC4046;

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

        Some of these factors are outside of our control. Based upon our current expected level of operating expenditures, our existing cash and cash equivalents and our access to funds through our credit and security agreement with MidCap, we believe that we will be able to fund our operations for at least the next 12 months. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete the Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS. Accordingly, we expect that we will need to raise substantial additional funds in the future. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain funding from equity offerings or debt financings, including on a timely basis, we may be required to:

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

        We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness and/or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

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

        Our credit and security agreement with MidCap, pursuant to which we have drawn down $5.0 million, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

        The restrictive covenants of the agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. A breach of any of these covenants could result in an event of default under the agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the agreement occurs. In the case of a continuing event of default under the agreement, MidCap could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, proceed against the collateral in which we granted MidCap a security interest under the agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets (excluding intellectual property we own, which is subject to a negative pledge arrangement). Additionally, in the event we receive negative clinical data for RPC1063 and discontinue development of RPC1063 for all indications in humans, at MidCap's election we could be required to prepay an amount under the credit agreement equal to the lesser of $10.0 million or 50% of the sum otherwise then-payable upon a full repayment under the credit agreement.

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

        We have incurred substantial losses during our history. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryfowards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2013, we had federal net operating loss carryforwards of approximately $87.1 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our product candidate RPC1063. We are also dependent on the success of our product candidate RPC4046. We cannot give any assurance that any product candidate will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.

        Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidate RPC1063, which is in the Phase 2 and Phase 3 portions of a Phase 2/3 study for RMS and a Phase 2 study for UC. Our business and future success also depends on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidate RPC4046, which we are preparing for a Phase 2 study in EoE. Our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply, building of or partnering with a commercial organization, substantial investment and significant marketing efforts before any revenues can be generated from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. We cannot assure you that our clinical trials for RPC1063 or RPC4046 will be completed in a timely manner, or at all, or that we will be able to obtain approval from the FDA, the EMA or any other foreign regulatory authority for either of these product candidates. We cannot be certain that we will advance any other product candidates into clinical trials. If any of RPC1063, RPC4046 or any future product candidate is not approved and commercialized, we will not be able to generate any product revenues. Moreover, any delay or setback in the development of any product candidate could adversely affect our business and cause our stock price to fall.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials as well as data from an interim analysis of a current clinical trial may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. We have never completed a Phase 2 or 3 study or submitted a New Drug Application (NDA) or a Biologics License Application (BLA).

        Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates and data from an interim analysis of a current clinical trial, as well as studies and trials of other products with similar mechanisms of action to our product candidates, may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and Phase 1 clinical studies for RPC1063, as well as the observations from an interim analysis of our Phase 2 study of RPC1063 in RMS, do not ensure that our current Phase 2 trials or later clinical trials will demonstrate similar results or observations. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Our future clinical trial results may not be successful.

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

  •
  obtaining approval for the design of the Phase2/3 trial of RPC1063 in RMS for each country targeted for trial enrollment;

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

        Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. With respect to our clinical development of RPC1063 in RMS, the recent availability of oral therapies such as Gilenya® (fingolimod), Aubagio® (teriflunomide) and Tecfidera® (dimethyl fumarate) may cause patients to be less willing to participate in our clinical trial for an oral therapy in regions in which an oral therapy has been approved. Since RMS is a competitive market in certain regions such as the US and the European Union (EU) with a number of product candidates in development, patients may have other choices with respect to potential clinical trial participation and we may have difficulty in reaching our enrollment targets. In addition, the relatively limited number of RMS patients worldwide (estimated at 500,000) may make enrollment more challenging.

        We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Monitoring Committee (DMC) for such trial or by the FDA or other regulatory authorities. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, it is possible that safety issues or adverse side effects could be observed in one or both of our Phase 2 trials for RPC1063 in RMS and UC or the Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS, which could result in a delay, suspension or termination of either or both of the Phase 2 trials or the Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

        If RPC1063, RPC4046 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of our Phase 2 trials ongoing for RPC1063 in RMS and/or UC, or the Phase 3 portion of our Phase 2/3 study of RPC1063 in RMS, do not achieve the primary efficacy endpoints or demonstrate unexpected safety findings, the prospects for approval of RPC1063 as well our stock price and our ability to create stockholder value would be materially and adversely affected.

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

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the RMS market is intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) b-1a), Betaseron® (IFN b -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN b-1a)), Tysabri® (natalizumab), mitoxantrone, Aubagio®, Gilenya® and Tecfidera®. In addition, in 2012 two drug candidates for RMS were submitted for regulatory approval, laquinimod (in the EU) and LemtradaTM, and there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn's Disease (CD), drug sales from three therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia® (certolizumab pegol) and Humira® (adalimumab)) and antimetabolites (including methotrexate and others). In addition, there are several late-stage pipeline programs in development for IBD indications, including vedolizumab which was submitted for regulatory approval for UC and CD in June 2013 and has been granted priority review status by the FDA for UC. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

        Oral RMS therapies in particular represent competition for us, since RPC1063 is being developed as an oral therapy. The first oral treatment for RMS, Novartis' Gilenya®, was approved in September 2010. In 2013, Gilenya® achieved approximately $1.9 billion in worldwide sales. Like RPC1063, Gilenya® is an S1PR modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, RPC1063 is in the Phase 2 and Phase 3 portions of a Phase 2/3 trial for

RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by RPC1063, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been, or may soon be, approved. Specifically, in September 2012, Genzyme's Aubagio® became the second oral therapy approved for RMS, and in March 2013, Biogen Idec's Tecfidera® became the third oral therapy approved for RMS. Of the two drug candidates for RMS submitted for regulatory approval in 2012, one (laquinimod, submitted for approval in the EU) is also an oral therapy. The second, Sanofi's LemtradaTM (alemtuzumab), was approved in the EU in September 2013 as a twice-yearly, intravenously infused therapy, and Sanofi has submitted a BLA to the FDA. Although not an S1PR modulator, Tecfidera® in particular has built upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. Tecfidera® achieved $286 million in sales in the third quarter of 2013, which is only the second full quarter after its approval by the FDA. Beyond Gilenya®, which is approved, the late-stage S1PR modulator drug pipeline of potential competition in RMS consists of three programs: Novartis' siponimod; ceralifimod, which is under development by Merck Serono and Ono Pharmaceuticals; and Actelion's ponesimod. In addition to these programs, Mitsubishi Tanabe initiated a Phase 2 study of MT-1303, an S1PR modulator, in RMS in January 2013.

        Although we believe RPC1063 has the potential to demonstrate differentiation as the best S1PR modulator in RMS, as clinical development of RPC1063 is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in RMS or as a result of its safety profile. With respect to efficacy, for example, whereas Gilenya® is a non-selective S1PR modulator with activity on four of the five S1P receptors and RPC1063 is by comparison more selective for the S1P1R, it is possible that efficacy for an S1PR modulator benefits from, and is potentially dependent upon, broader activity among the S1P receptors and that RPC1063's profile will not result in best-among-S1PR modulator effectiveness, or even meaningful effectiveness. Moreover, although we believe RPC1063 has the potential for clinically meaningful improved safety features, no data yet exists with respect to the safety profile of RPC1063 beyond preclinical, Phase 1 and TQT study results and interim Phase 2 data. Inasmuch as RPC1063 will, if approved in RMS, be entering a market in which the first approved oral therapy (Gilenya®, which is also an S1PR modulator) will have been available since 2010, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS may adversely affect the ability of RPC1063 to be approved for commercialization. If approved, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS would adversely affect the ability of RPC1063 to gain market share and otherwise be commercialized successfully. In addition, at such time as RPC1063 is approved for marketing in RMS, if ever, the patent protection for Gilenya® may have lapsed, in which case generic treatments of Gilenya® may be available. The competition represented by generic alternatives to or versions of an S1PR modulator, including the expected lower cost of any such generic alternatives, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully.

        We believe that the effects of S1P1R modulation may have utility in other immune disorders in addition to RMS, such as UC, and we have an ongoing Phase 2 study of RPC1063 in UC. Although we believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC, as clinical development of RPC1063 in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in UC, the safety profile of RPC1063 or the relative pace of development and potential timing for regulatory approval, if any, of RPC1063 in UC. Other S1PR modulators such as Gilenya® may also pursue approval in immune disorders such as UC. In the instance of Gilenya®, its status as a currently approved therapy in RMS may provide it with an advantage in becoming the first S1PR modulator approved in other indications such as UC. It is also possible, particularly as clinical results for the use of an S1PR modulator in UC become available

(including, for example, from our Phase 2 trial of RPC1063 in UC, if successful), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called "off-label" use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), Pfizer's oral JAK tyrosine kinase inhibitor which is approved for Rheumatoid Arthritis and currently in development for CD and UC, completed a Phase 2 study in 2011 and is in four Phase 3 trials. Although Xeljanz® is not an S1P1R modulator, its advanced stage of development relative to RPC1063 in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC. KRP203, a non-selective S1PR modulator being developed by Novartis and Kyorin, has completed a Phase 2 exploratory trial for UC and is in Phase 2 development for CD. If RPC1063 is not the first-approved S1PR modulator for UC, the ability of RPC1063 to be approved for commercialization in UC may be adversely affected. In addition, the absence of such status for RPC1063 as an S1P1R modulator and/or oral therapy in UC, as well as any off-label use of another S1P1R modulator in UC, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully in UC.

        RPC4046 is a recombinant, humanized, high-affinity, selective, anti-interleukin-13 (IL-13) monoclonal antibody. IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders, with the first human proof-of-concept data being recently obtained in a Phase 2 study of Genentech's anti-IL-13 antibody lebrikizumab for the treatment of Asthma. We intend to file a new IND for RPC4046 and thereafter initiate a Phase 2 clinical study in an allergic/immune-mediated disorder, EoE, which is an Orphan Disease for which there is currently no FDA-approved therapy. It is possible that other anti-IL-13 antibodies may also pursue approval in EoE. For example, QAX-576, an intravenously administered anti-IL-13 antibody currently in development by Novartis for EoE and other indications, has completed an exploratory single dose Phase 2 study in 25 patients with EoE. The absence of status for RPC4046 as the first-approved therapy in EoE would adversely affect the ability of RPC4046, if approved, to gain market share and otherwise be commercialized successfully in EoE. If RPC4046 is not the first-approved therapy for EoE, the ability of RPC4046 to be approved for commercialization may be adversely affected. If approved, the presence of other approved therapies, including in particular any other anti-IL-13 antibodies, would adversely affect the ability of RPC4046 to gain market share and otherwise be commercialized successfully.

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

We may not be successful in establishing development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to develop our product candidates.

        Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive. Accordingly, we may seek to enter into collaborations with companies that have more resources and experience. For example, we may seek a development and commercial partner for RPC1063 after the availability of Phase 2 results, particularly since the substantial costs of developing an RMS therapy in later stage clinical trials may otherwise be prohibitive. If we are unable to obtain a partner for RPC1063, we may be unable to advance the development of RPC1063 through late-stage clinical development and seek approval in any market. In addition, although AbbVie has an option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, if AbbVie declines such option, we may elect to seek a different development and commercial partner for RPC4046 if we believe such Phase 2 results warrant further development. We do not intend to enter into a collaboration agreement for the development of RPC1063 unless we retain key decision-making, development and/or commercialization rights, and it may be difficult to find a suitable partner willing to share such rights. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

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

        RPC4046 is a recombinant, humanized, high affinity, selective anti-IL-13 monoclonal antibody. Our rights to RPC4046, which are the subject of an exclusive development agreement with AbbVie which is limited in scope to conducting a Phase 2 study of RPC4046 in EoE, do not preclude AbbVie from using the anti-IL-13 antibody in certain other products. Whether AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, or in the alternative AbbVie does not elect such a collaboration and we receive an exclusive worldwide license to RPC4046 which will be unlimited as to indications, AbbVie will retain the right to use the anti-IL-13 antibody in certain other products. While we believe that any such product would necessarily be meaningfully different from RPC4046, there can be no assurance that any such product would not have certain qualities in common with or similar to RPC4046 and thus be potentially competitive with RPC4046, or that adverse events arising from the clinical development of any such product would not have an impact on the development, commercialization or potential value of RPC4046 due, for example, to such qualities. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license, and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement, another AbbVie product covered by the same patent portfolio, such as a different product using the anti-IL-13 antibody, could potentially influence AbbVie's interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other product as compared with RPC4046. In addition, while the term of the composition of matter patent for RPC4046 in the US could be extended up to five additional years under the provisions of the Hatch-Waxman Act if RPC4046 achieves regulatory approval, such an extension for RPC4046 is subject to AbbVie's consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046. If the extension is otherwise available in such context it is possible that AbbVie would instead utilize or choose to reserve the opportunity for an extension of the composition of matter patent for a different product using the anti-IL-13 antibody, in which case we would not have the benefit of a potential extended patent term for RPC4046.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

        The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

  •
  we may be unable to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;

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

        RPC1063 is an S1PR modulator which is selective for the GPCR termed S1P1R. Upon initial treatment, S1PR modulators have been associated with a dose-dependent transient drop in heart rate that attenuates over time. During its development program, Gilenya®, a non-selective S1PR modulator, was reported to cause certain cardiovascular side effects, including abnormal slowing of the heart rate, or bradyarrhythmia, and atrioventricular (AV) blocks after first dose administration. The prescribing information for Gilenya® requires that six hours of cardiac monitoring occur upon first dose administration to observe patients for potential cardiovascular side effects. In a Phase 1 study of RPC1063, the findings we observed are consistent with the biology of S1P1R agonism, including potential dose-dependent effects on target organ systems, such as cardiovascular and pulmonary effects, with subjects treated with higher doses (such as 1.5 mg and higher) experiencing greater changes on parameters. Although pharmaceutic properties of RPC1063 including low maximum concentration (or "Cmax"), slow time to maximum concentration (or "Tmax") and lower overall exposure may provide the potential for an improved cardiac conduction profile which may reduce risk of cardiovascular side effects, in our ongoing development of RPC1063 we are also employing a dose titration strategy to further improve patient outcomes upon first dose administration. Based on the high potency of RPC1063, we are exploring the potential for efficacy at a lower dose in an effort to further improve the cardiovascular safety profile. Despite these features and efforts, as clinical development of RPC1063 is conducted and trial results become known, it is possible the data will reveal that RPC1063 may have a cardiovascular safety profile which is no better than, and possibly inferior to, Gilenya®. Moreover, whether or not RPC1063 has an improved profile, since RPC1063 is an S1PR modulator, physicians may nonetheless associate RPC1063 with adverse cardiovascular side effects. In connection with any approval of RPC1063, cardiac monitoring may be required upon first dose administration to observe patients for potential cardiovascular side effects. Required cardiac monitoring as well as dose titration will adversely affect the convenience of prescribing RPC1063 and the initiation of patients on the therapy, if RPC1063 is approved, and may thus adversely affect the adoption and market potential of RPC1063.

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

        We have relied upon and plan to continue to rely upon CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and we control only certain aspects of their activities. We and our CROs also rely upon clinical sites and investigators for the performance of our clinical trials in accordance with the applicable protocols and applicable legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and applicable legal, regulatory and scientific standards, and our reliance on CROs as well as clinical sites and investigators does not relieve us of our regulatory responsibilities. We, our CROs as well as the clinical sites and investigators are required to comply with current good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, investigators and clinical sites. If we, any of our CROs or any of the clinical sites or investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. We also cannot assure you that our CROs as well as the clinical sites and investigators will perform our clinical trials in accordance with the applicable protocols as well as applicable legal, regulatory and scientific standards, or report the results obtained in a timely and accurate manner. In addition to GCPs, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over the actual performance of our CROs as well as the performance of clinical sites and investigators. In addition, significant portions of the clinical studies for our product candidates will be conducted outside of the US, which will make it more difficult for us to monitor CROs as well as clinical sites and investigators and perform visits of our clinical sites, and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials in accordance with the applicable protocols and compliance with applicable regulations, including GCPs. Failure to comply with applicable protocols and regulations in the conduct of the clinical studies for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

        Some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

        If any of our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure (including by clinical sites or investigators) to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenues could be delayed significantly.

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

        If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

        We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have access to a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

        For RPC4046, as part of our Development License and Option Agreement, AbbVie has agreed to manufacture quantities of RPC4046 drug substance and drug product needed for preclinical and clinical studies, including the planned Phase 2 study of RPC4046 in EoE. Should AbbVie elect at its option to enter into a collaboration with us following the completion of the planned Phase 2 trial of RPC4046 in EoE, AbbVie can elect to manufacture and supply the collaboration with RPC4046 or effect technology transfer to a third-party manufacturer to supply the collaboration. If AbbVie does not exercise its option to collaborate, the parties will either agree on the terms for AbbVie to supply RPC4046 to us or AbbVie will effect technology transfer to a third-party manufacturer. If technology transfer occurs in either scenario, and if we or AbbVie are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms, or if AbbVie fails to supply RPC4046 on a timely basis, any ability to develop and commercialize RPC4046 will be adversely affected. Additionally, an inability to effect technology transfer in a timely fashion will impact the pace and potential success of our development efforts as well as our prospects for potential commercialization.

        As part of our planned development program for RPC4046, we held a pre-IND application meeting with the FDA in the fourth quarter of 2013. We expect to submit an IND in the first half of 2014, which may lead to the initiation of a Phase 2 trial in EoE shortly thereafter. However, we will need to provide appropriate regulatory agencies in the US and EU with a chemistry, manufacturing and control (CMC) comparability assessment filing. Specifically, a number of improvements have been made to the RPC4046 manufacturing process since drug product was manufactured and used in a Phase 1 study of RPC4046. Although drug product has been manufactured using this new process, it has not been used in a clinical study. Therefore, a comparability assessment of the Phase 1 and Phase 2 processes must be filed and approved prior to initiation of the planned Phase 2 study of RPC4046 in EoE. Although we believe information provided to us by AbbVie indicates that, in its current state, the manufacturing process for RPC4046 has been sufficiently developed to produce materials appropriate for Phase 2 clinical development, final approval will only be granted after the regulatory agencies have been allowed to review all of the relevant data. The absence of a timely approval could adversely affect the availability of suitable RPC4046 drug product and thus adversely impact both our ability to commence, as well as the timing of, the planned Phase 2 trial of RPC4046 in EoE.

        We expect to continue to depend on contract manufacturers or other third-party manufacturers for the foreseeable future. We currently obtain our supplies of finished drug product through individual purchase orders. We have not entered into long-term agreements with our current contract manufacturers or with any alternate fill/finish suppliers. Although we intend to do so prior to any commercial launch in order to ensure that we maintain adequate supplies of finished drug product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business.

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

        If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

        The FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Although we have obtained SPA agreements for the Phase 3 portion of our Phase 2/3 study of RPC1063 for RMS as well as a second planned Phase 3 study of RPC1063 in RMS, these agreements do not guarantee any particular outcome from regulatory review of these trials of RPC1063.

        We have obtained SPA agreements from the FDA for the Phase 3 portion of our Phase 2/3 study of RPC1063 for RMS (called RADIANCE) as well as a second planned Phase 3 study of RPC1063 in RMS. The FDA's SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide the sponsoring company with assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPA agreements are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. SPA agreements do not address all of the variables and details that may go into planning for or conducting a clinical trial, and any change in the protocol for a clinical trial can invalidate the SPA agreement unless the change is intended to improve the clinical trial at issue and the FDA agrees in writing prior to implementation. A protocol change entails a resubmission to the FDA and triggers a new cycle of FDA review which is not limited to the change. In the event of a resubmission, there can be no assurance that the FDA will agree with the proposed changes or that delays in the applicable development program will not occur as a result. Moreover, there can be no assurance that the FDA will ultimately consider either of our SPA agreements to be binding, in which event the FDA could assert that additional data, including data obtained through one or more additional clinical trials, may be required to support a regulatory submission. In addition, while an SPA agreement addresses the requirements for submission of an NDA, the results of the related clinical trial(s) may not support FDA approval.

Our revenues to date have been generated through our collaboration agreements and we may not receive any additional revenues under such agreements.

        To date, our sources of revenue have been the upfront and milestone payments received under now-concluded collaborations utilizing our proprietary GPCR platform with Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Eli Lilly & Co., as well as a completed collaboration and ongoing technology transfer program with Ono Pharmaceutical Co., Ltd. We do not expect to receive further payments pursuant to the collaborations with Ortho-McNeil-Janssen Pharmaceuticals and Eli Lilly. Additional payments under the collaboration with Ono Pharmaceuticals are based on the achievement of various research, development and technology transfer milestones. Future payments from Ono Pharmaceuticals are uncertain because the nature of the research, development and technology transfer activities is inherently uncertain, and Ono Pharmaceuticals may choose not to pursue activities that would support achievement of the milestones. If we do not receive any further milestone payments from Ono Pharmaceuticals and we are unable to enter into new collaborations utilizing our proprietary GPCR platform, then our reliance on other potential sources of funding for our operations will be increased. Financing from such other potential sources may not be available to us on acceptable terms, or at all.

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

  •
  the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

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

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. Recent legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for any of our product candidates, if approved, that could materially affect the opportunity to commercialize.

        There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. To the extent that we retain commercial rights following clinical development, we would seek approval to market our product candidates in the US, the EU and other selected foreign jurisdictions. Market acceptance and sales of our product candidates, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that coverage and adequate reimbursement will be available for any of our product candidates, if approved. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our product candidates, if approved, we may not be able to successfully commercialize any such product candidate. Reimbursement by a third-party payor may depend upon a number of factors, including, without limitation, the third-party payor's determination that use of a product is:

  •
  a covered benefit under its health plan;

  •
  safe, effective and medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective; and

  •
  neither experimental nor investigational.

        Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or to have pricing set at a satisfactory level. If reimbursement of our future products, if any, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability.

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

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, ACA), became law in the US. The goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any of our product candidates, if they are approved. Provisions of ACA relevant to the pharmaceutical industry include the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

  •
  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers' Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  new requirements under the federal Open Payments program and its implementing regulations;

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

        In addition, other legislative changes have been proposed and adopted since ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

        Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Faheem Hasnain, our President and Chief Executive Officer, Graham Cooper, our Chief Financial Officer, Sheila Gujrathi, our Chief Medical Officer, Marcus Boehm, our Chief Technology Officer, Robert Peach, our Chief Scientific Officer, Chrysa Mineo, our Senior Vice President of Corporate Development, and Christian Waage, our Senior Vice President and General Counsel, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies. We are not aware of any present intention of any of these individuals to leave our company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

        As of December 31, 2013, we had 41 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

        From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further expand and develop our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

  •
  issue equity securities that would dilute our stockholders;

  •
  incur substantial debt that may place strains on our operations;

  •
  spend substantial operational, financial and management resources to integrate new businesses, technologies and products;

  •
  assume substantial actual or contingent liabilities;

  •
  reprioritize our development programs and even cease development and commercialization of our product candidates; or

  •
  merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms that certain of our stockholders may not deem desirable.

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

        As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the related rules and regulations of the Securities and Exchange Commission (SEC), expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Requirements under the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

        We are continuing to implement upgrades to our system of internal controls over financial reporting and preparing the documentation necessary to perform and document the evaluation needed to comply with Section 404(a) of the Sarbanes-Oxley Act. We anticipate that we will need to continue building upon our financial infrastructure, enhancing internal controls and training our financial and accounting staff.

        Beginning with our annual report on Form 10-K following the date we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we will be required to obtain from our independent registered public accounting firm an attestation report on the effectiveness of our internal control over financial reporting. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) December 31, 2018, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

        We will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report, commencing in our annual report on Form 10-K for the year ending December 31, 2014, on the effectiveness of our internal controls over financial reporting, if then required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. If we identify, or our independent registered public accounting firm identifies, deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market (NASDAQ), the SEC or other regulatory authorities, which would require additional financial and management resources. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to these requirements.

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

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Any future relationships with customers and third-party payors may be subject, directly or indirectly, to applicable anti-kickback laws, fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

        If we obtain FDA approval for any of our product candidates and begin commercializing those products in the US, our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by the federal government and by the US states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

  •
  federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

  •
  the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which imposes certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.

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

  •
  costs to defend the related litigation;

  •
  a diversion of management's time and our resources;

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

We are conducting a substantial portion of the clinical trials for our product candidates outside of the US. If approved, we intend to market our product candidates abroad. We will thus be subject to the risks of doing business outside of the US.

        We are conducting a substantial portion of our clinical trials outside of the US and, if approved, we intend to market our product candidates outside of the US. We are thus subject to risks associated with doing business outside of the US. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems outside of the US or in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the US, including:

  •
  efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management's attention from the acquisition or development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

  •
  changes in a specific country's or region's political and cultural climate or economic condition;

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

        The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of December 31, 2013, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to six issued US patents and six pending US patent applications as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa. We expect the composition of matter patent for RPC1063 (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

        The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains issued patents and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of December 31, 2013, this in-licensed portfolio consisted of two issued US patents, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie's consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie's consent, in certain foreign countries upon regulatory approval.

        The patent portfolio for our GLP-1R PAMs program contains pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as one issued patent directed to certain methods of use. As of December 31, 2013, we owned one issued US patent and five pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Europe and Japan. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

        The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of December 31, 2013, we had exclusive commercial license rights from TSRI to two US patents, two pending US patent applications and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

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

        Third parties may assert that we are employing their proprietary technology without authorization. As a result of searching patent literature in support of patent protection and otherwise evaluating the patent landscape, we are aware of third-party patents, and third-party patent applications which may issue, with coverage that could be asserted with respect to mechanisms of action and uses or formulations of RPC4046, which if successful could materially affect any commercialization of RPC4046 contemplated by us, if RPC4046 is approved. Similarly, we are also aware of a third-party patent, and third-party patent applications which may issue, with respect to certain dosing regimens for S1P1R modulators. Such patent contains broad claims to administering an S1P receptor agonist (including for treatment of Multiple Sclerosis) at a dosage lower than the standard daily dosage, and then increasing the dosage to the standard daily dosage (including to ameliorate a negative chronotropic effect of the S1PR agonist). While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of RPC1063 (if approved) are valid and enforceable, we may be incorrect in this belief. In addition, other patents may issue from third-party patent applications with respect to certain dosing regimens with coverage broader than any product candidate being developed by a party seeking such a patent, which could adversely affect our ability to commercialize RPC1063 if RPC1063 is approved, and if it is included within such coverage together with its dosing regimen. We are also aware of pending third-party patent applications with claims to broad generic structural formulas, which claims if issued in their broadest form could adversely affect commercialization of RPC1063, if RPC1063 is approved. In addition, we are aware of a portfolio of patents and pending third party patent applications with respect to certain GPCR structure-based drug discovery and design technology. While we do not believe that any of the currently issued patents in such portfolio affect the manner in which we are utilizing our proprietary GPCR structure-based drug discovery and design technology, if a patent were to issue from any pending application in such portfolio with coverage affecting the manner in which we utilize such technology, our ability to utilize such technology or to use the results of any such utilization could be adversely affected. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. Third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patent were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify our manufacturing process to avoid the coverage of the patent, or until such patent expires or is finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of the formulation of any of our product candidates or any method of use of any of our product candidates, including any therapy or patient selection methods, the holder of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify the formulation or use, or until such patent expires or is finally determined to be invalid or unenforceable. Where a license to a third-party patent is needed, such a license may not be available on commercially reasonable terms or at all.

        Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement (which may include situations in which we had knowledge of an issued patent but nonetheless proceeded with activity which infringed such patent), obtain one or more licenses from third parties, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any required license would be available on commercially reasonable terms, if at all. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we would be unable to further develop and commercialize any of our product candidates at issue, which could harm our business significantly.

Patent protection and patent prosecution for some of our product candidates is dependent on, and the ability to assert patents and defend them against claims of invalidity is maintained by, third parties.

        While we normally seek and gain the right to prosecute fully the patents relating to our product candidates, there may be times when patents that relate to our product candidates are controlled by our licensors. The patent portfolio for our proprietary GPCR structure determination technology and a portion of the patent portfolio for RPC1063 (including a composition of matter patent for RPC1063) are each in-licensed from TSRI. Although TSRI prosecutes and maintains the patent portfolio, we have the right to consult with TSRI on any action taken. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license and to defend such patents against claims of invalidity and unenforceability, although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement. If TSRI, AbbVie or any future licensor fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

        In 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to US patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The PTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 2013, 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets of former or other employers.

        Many of our employees and consultants, including our senior management and our scientific founders, have been employed or retained by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees and consultants, including each member of our senior management and each of our scientific founders, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or retention. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's or consultants former or other employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management or scientific founders, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

        We expect the composition of a matter patent for RPC1063 in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, would expire in 2029. It is possible, assuming RPC1063 achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the Hatch-Waxman Act. We expect the composition of matter patent for RPC4046 in the US if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the Hatch-Waxman Act, although such an extension for RPC4046 is subject to AbbVie's consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility in such context that AbbVie utilizes such extension for a different drug.

        If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

        The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report, these factors include:

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

        In addition, the stock market in general, and The NASDAQ Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in these "Risk Factors," could have a dramatic and material adverse impact on the market price of our common stock.

We have broad discretion in the use of our cash and may not use it effectively.

        Our management has broad discretion in the use of our cash and might not use it in ways that ultimately increase the value of your investment. If we do not invest or use our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

We may be subject to securities litigation, which is expensive and could divert management attention.

        The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        As of February 28, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.7% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an "emerging growth company" as defined in the JOBS Act and have availed, and intend to continue to avail, ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

        We are an "emerging growth company" as defined in the JOBS Act, and we have taken, and intend to continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may continue taking advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) December 31, 2018, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

        In connection with our January 2014 public offering, we, along with our directors and executive management team and certain of our principal stockholders, have agreed that for a period of 90 days after January 8, 2014, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Subject to certain limitations, approximately 7,805,459 shares will be freed for sale upon expiration of such lock-up period. Shares issued or issuable to these stockholders upon exercise of options vested as of the expiration of the lock-up period will also be eligible for sale at that time. In addition, during the lock-up period and subject to certain exceptions and limitations, sales of shares by certain of our principal stockholders otherwise subject to the lock-up arrangements are permitted under pre-existing trading plans established pursuant to Rule 10b5-1 of the Exchange Act. Sales of stock by any of our directors, executive management team or principal stockholders could have a material adverse effect on the trading price of our common stock.

        Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

        Pursuant to our equity incentive plan(s), our board of directors or compensation committee, and in certain instances (involving non-executive new hires) our chief executive officer and chief financial officer, are authorized to grant equity-based incentive awards to our employees, directors and consultants. The number of shares of our common stock available for future grant under our 2013 Stock Plan as of December 31, 2013, was 269,373. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan, and (ii) on January 1 of each year through January 1, 2023, by the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. The number of shares of our common stock available for future grant under our ESPP as of December 31, 2013 was 160,000. The number of shares of our common stock reserved for issuance under our ESPP will be increased on January 1 of each year by the lesser of (x) a number of additional shares of our common stock representing one percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan or ESPP may have an adverse effect on the market price of our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management. These provisions:

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

  •
  require the affirmative vote of holders of at least 66 2/3% of the total votes eligible to be cast in the election of directors to amend, alter, change or repeal our bylaws; and

  •
  provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters and clinical development operations are located in San Diego, California, where we lease and occupy approximately 18,068 square feet of space. The lease for our San Diego office expires on October 31, 2014, with an option to extend at our election for two three-year periods. We are in the process of evaluating whether to renew our current lease or to lease space in an alternative location.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock began trading on The NASDAQ Global Market on May 8, 2013 under the symbol "RCPT." Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated.

	Price Range
	High	Low
Year Ended December 31, 2013
Second Quarter (commencing May 8, 2013)	$25.00	$13.00
Third Quarter	$29.03	$15.21
Fourth Quarter	$35.26	$20.90

Holders of Record

        As of February 20, 2014, there were approximately 70 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. In addition, pursuant to our credit and security agreement with MidCap, we are prohibited from paying cash dividends without the prior consent of MidCap. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Performance Graph

        The following graph shows a comparison from May 8, 2013 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2013 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on May 9, 2013. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return Since IPO
Assumes Initial Investment of $100
January 2014

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

        As of December 31, 2013, we have used approximately $6.9 million of the net proceeds from our IPO. We intend to use the net proceeds to fund continued development of our product candidate RPC1063 in ongoing clinical trials for Relapsing Multiple Sclerosis and Ulcerative Colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for Eosinophilic Esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our IPO. Accordingly, our management will have broad discretion in the application of the net proceeds. As of December 31, 2013, we have invested the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the US government.

Item 6.    Selected Financial Data.

	Year ended December 31,
	2013	2012	2011
Collaborative revenue	$4,641	$8,647	$9,232
Operating expenses:
Research and development expenses	43,585	22,927	12,803
General and administrative expenses	8,949	3,430	2,756

Total operating expenses	52,534	26,357	15,559

Loss from operations	(47,893)	(17,710)	(6,327)
Other income (expense), net	(427)	$—	$217

Net loss	(48,320)	(17,710)	(6,110)
Preferred stock deemed dividend	(2,056)	—	—

Net loss attributable to common stockholders	$(50,376)	$(17,710)	(6,110)

Net loss per common share, basic and diluted(1)	$(4.23)	$(13.73)	$(7.72)

Shares used to compute basic and diluted net loss per common share(1)	11,916	1,289	791

(1)
See Note 2 of our Notes to Financial Statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate basic and diluted net loss per common share and the number of shares used in the computation of the per share data.

	As of December 31,
Consolidated balance sheet data:	2013	2012	2011
Cash, cash equivalents and short-term investments	$69,490	$5,427	$11,336
Working capital	54,263	(6)	5,172
Total assets	71,228	6,903	12,899
Convertible preferred stock	—	39,816	27,260
Additional paid-in-capital	146,680	7,604	7,310
Accumulated deficit	(95,909)	(47,589)	(29,879)
Total stockholders' equity (deficit)	50,795	(39,983)	(22,567)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties.

Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Risk Factors" included elsewhere in this Annual Report.

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disorders. Our product candidates span three distinct specialty disease areas. Our lead asset, RPC1063, is being developed as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD), which consists of Ulcerative Colitis (UC) and Crohn's Disease (CD). Our second asset, RPC4046, is being developed for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), which is an Orphan Disease. Our strategy is to develop best-in-class (by mechanism of action) drug candidates and selectively pursue first-in-class (based on projected timing of approval) market positions.

        Since our inception, we have focused our attention on, and devoted substantial resources to, developing RPC1063 and preparing to develop RPC4046. We are focused on two indications for RPC1063, one of which is currently the subject of randomized Phase 2 and Phase 3 portions of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. In addition, with respect to RPC4046, we plan to submit an IND in the first half of 2014 and thereafter initiate a randomized Phase 2 study.

        We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform. Under these agreements we have received upfront payments, license fees, research and development funding and research and/or development milestones. We have not generated any revenue from product sales. Through December 31, 2013, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

        We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the year ended December 31, 2013 was approximately $50.4 million and, as of December 31, 2013, we had an accumulated deficit of $95.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

  •
  advance the current Phase 2 and Phase 3 portions of our Phase 2/3 study of RPC1063 in RMS;

  •
  advance our current Phase 2 study of RPC1063 in UC;

  •
  prepare for and initiate a Phase 2 study of RPC4046 in EoE;

  •
  continue research efforts;

  •
  maintain, expand and protect our intellectual property portfolio; and

  •
  hire additional staff, including clinical, scientific, operational, financial and management personnel.

        To fund future operations we will likely need to raise additional capital. Our existing cash and cash equivalents and our access to funds through the credit and security agreement we entered into with MidCap Funding III, LLC (MidCap), in April 2013, together with the net proceeds from our January 2014 underwritten public offering, will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval. Accordingly, we will continue to require substantial additional capital for our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Operations Overview

Revenues

        To date, we have not generated any revenue from the sale of products. All of our revenues to date have been generated from payments under various collaborative research and development arrangements and a license agreement with pharmaceutical and biotechnology companies.

        Under our arrangements, we are entitled to receive upfront payments, license fees, and research, development and technology transfer milestone payments when and if certain related milestones are achieved. Certain research milestones and our development milestones are based solely upon counterparty performance.

        Through December 31, 2013, we have generated revenue of $23.2 million under our various collaborative research and development arrangements and our license agreement. In December 2013, we amended our collaboration agreement with Ono, pursuant to which we are entitled to receive additional upfront fees totaling $3.7 million, and we are eligible to receive technology transfer milestone payments of up to $2.0 million. Under the agreement with Ono, as amended, we remain eligible for potential research milestone payments of up to $2.0 million and, based solely on the success of efforts by Ono, potential development milestone payments of up to $13.5 million.

        In the future, we may generate revenue from a combination of product sales as well as upfront payments, license fees, research and development funding, milestone payments and royalties pursuant to collaborative agreements. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of any upfront payments, license fees, research and development funding, milestone and other payments we may receive pursuant to any collaborative agreements, and the payments we may receive upon the sale of our product candidates, to the extent that any are approved and successfully commercialized. If any partner does not elect or otherwise agree to fund our development costs pursuant to a collaborative agreement, or we or our partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position, would be materially adversely affected.

Research and development expenses

        Research and development (R&D) expenses primarily consist of costs associated with our research activities, including our drug discovery efforts, and the preclinical and clinical development of our product candidates. Our R&D expenses include:

  •
  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

  •
  external R&D expenses incurred under arrangements with third parties, such as contract research organizations (CROs), consultants and our scientific advisory board;

  •
  license and royalty fees; and

  •
  facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

        We expense R&D costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future R&D activities as expenses when the service has been performed or when the goods have been received. We do not track our employee and facility related R&D costs by project, as we typically use our employee and infrastructure resources across multiple R&D programs as well as to provide support for our collaborative agreements with third parties. We believe that the allocation of such costs would be arbitrary and would not be meaningful.

        During the first quarter of 2011, we began tracking external development costs once our RPC1063 development program entered the clinical stage. Such costs were not significant prior to that time. From the beginning of 2011 through December 31, 2013, costs associated with RPC1063 have been our largest research-related expenditure representing 63% of our total R&D expenses. External clinical development costs associated with the development of RPC1063 totaled $31.4 million, or 72%, $13.8 million, or 60%, and $5.1 million, or 40%, of R&D expenses in 2013, 2012 and 2011, respectively. The costs for development of RPC4046 have not been significant to date. We have contracted with a clinical research organization to manage our clinical trials under an agreed upon budget for each study, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing, prior to commencement of the work. Our internal R&D costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

        To date, we have conducted research on two classes of GPCR targeted therapeutics, sphingosine 1-phosphate 1 receptor (S1P1R) modulators and glucagon-like-peptide-1 receptor (GLP-1R) positive allosteric modulators (PAMs), including through the utilization of our GPCR technology platform, with the goal of identifying product candidate characteristics that may lead to best-in-class profiles. Our development is focused on two indications for our lead asset RPC1063, one of which is currently the subject of randomized Phase 2 and Phase 3 portions of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. We anticipate the majority of our financial resources to be dedicated to development of RPC1063 in the future. We also intend to initiate clinical development for an in-licensed asset, RPC4046, and advance our GLP-1R PAM program through preclinical development.

        Our R&D team has grown from 19 researchers and clinicians as of January 1, 2011, to 30 researchers and clinicians as of December 31, 2013.

        We expect our R&D expenses to increase for the foreseeable future as we advance our clinical development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Under our agreement with Ono, we are responsible for assisting Ono with technology transfer regarding our GPCR technology platform, but Ono is fully responsible for advancing any development candidate. We are responsible for all of the R&D costs for the RPC1063 and GLP-1R PAM programs, unless and to the extent that we partner these programs in the future. We are responsible for the Phase 2 development costs for RPC4046 in EoE and, depending upon whether AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie (formerly a part of Abbott Laboratories), elects to exercise its option to collaborate with us following the availability of Phase 2 results, we may be responsible for half or all of the development costs for RPC4046 in the future.

        Our lead product, RPC1063, is in mid-stage clinical development for two indications, RMS and UC, and our second clinical product, RPC4046, is being prepared for Phase 2 study in EoE. We have an active research program at the stage of lead series determination. Successful development of current and future product candidates from this program is highly uncertain. Completion dates and completion costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to each program or potential product candidate, as well as ongoing assessments as to each current or future product candidate's commercial potential. We will need to raise substantial additional capital and may seek collaborative agreements in the future in order to advance our various programs.

        The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

  •
  per patient trial costs;

  •
  the number of sites included in the trials;

  •
  the countries in which the trials are conducted;

  •
  the length of time required to enroll eligible patients;

  •
  the number of patients that participate in the trials;

  •
  the number of doses that patients receive;

  •
  the cost of comparative agents used in trials;

  •
  the drop-out or discontinuation rates of patients;

  •
  potential additional safety monitoring or other studies requested by regulatory agencies;

  •
  the duration of patient follow-up; and

  •
  the efficacy and safety profile of the product candidate.

General and administrative expenses

        General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, corporate development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in R&D expenses, travel expenses and professional fees for auditing, tax, patent costs and legal services. Our general and administrative staff has grown from four to 11 employees during the three-year period ended December 31, 2013.

        We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors' and officers' liability insurance premiums and fees associated with investor relations.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the US (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Clinical Trial Accruals

        We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on the facts and circumstances known to us at that time. Our expense accruals for clinical trials are based on estimates of the fees associated with services provided by clinical trial investigational sites and CROs. Payments under some of the contracts we have with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Revenue Recognition

        Our revenues generally consist of upfront payments, license fees for R&D arrangements, R&D funding and milestone payments under collaborative agreements. Each deliverable from us in a collaboration agreement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. We recognize revenues when all four of the following criteria are met: (i) persuasive evidence that an agreement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

        Collaboration Arrangements.    In December 2011, we entered into a collaboration agreement with Ono Pharmaceuticals Co., Ltd., or Ono, which contains multiple deliverables but only one unit of accounting. As a result, the upfront consideration received is being amortized into revenue on a straight-line basis over our estimated period of performance. Our collaborative arrangement with Eli Lilly and Company, or Lilly, which we entered into in December 2010 was subject to the previous accounting guidance for multiple-element arrangements and was analyzed to determine whether the elements within each of the arrangements could be separated or whether they must be accounted for as a single unit of accounting. Under the Lilly arrangement, we determined that there was not objective and reliable evidence of fair value of the undelivered element items, which for us was performing R&D activities. Consideration received under the Lilly arrangement was recognized as revenue on a straight-line basis over our estimated period of performance, which for the Lilly contract was the contract term.

        Upfront Fees.    When we determine we have a single unit of accounting for deliverables under our license and collaborative arrangements, upfront fees received for license and collaborative agreements are recognized ratably over our expected performance period under each respective arrangement. Our collaborations to date have had stated periods of performance. Any amounts received under an agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

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

        Our agreement with Ono also provides for contingent payments to us for development milestones based solely upon Ono's performance. As receipt of these contingent payments is based solely on Ono's efforts, we expect to recognize any such contingent revenue when earned under the applicable contract as we will have no ongoing obligations associated with these development milestones.

        Deferred Revenue.    Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

Results of Operations

        The period-to-period comparison of our consolidated financial results below is not necessarily indicative of consolidated financial results that will be achieved in future periods.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

        The following table summarizes the results of our operations for the fiscal years ended December 31, 2013 and 2012, together with the changes in those items in dollars (in thousands):

	Year ended December 31,
			Increase/ (Decrease)
	2013	2012
Collaborative revenues	$4,641	$8,647	$(4,006)
R&D expenses	43,585	22,927	20,658
General and administrative expenses	8,949	3,430	5,519
Deemed dividend	2,056	—	2,056

        Collaborative Revenues.    The following table summarizes our sources of revenue by partner for each of the years ended December 31, 2013 and 2012 (in thousands):

Partner	Upfront Fees and Non-Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$1,680	$250	$2,711	$4,641

Total for the year ended December 31, 2013	$1,680	$250	$2,711	$4,641

Ono Pharmaceutical Co., Ltd.	$1,537	$2,000	$2,551	$6,088
Eli Lilly and Company	2,480	—	—	2,480
Ortho-McNeil-Janssen	—	79	—	79

Total for the year ended December 31, 2012	$4,017	$2,079	$2,551	$8,647

        Collaborative revenues were $4.6 million for the year ended December 31, 2013, compared to $8.6 million for the year ended December 31, 2012. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over the estimated period of performance, and R&D funding received from our collaborative arrangements. Our 2012 results include the recognition of $2.5 million of upfront payments under our contract with Lilly, which was completed in December 2012. The decrease in our collaborative revenues in 2013 in comparison to the prior year reflect the completion of this contract which more than offset the increase in revenues received under our collaborative arrangement with Ono. Additionally, our 2012 results reflect the recognition of $2.0 million in substantive milestones under our agreement with Ono, compared to $250,000 recognized in 2013.

        Research and Development Expenses.    The following table summarizes our R&D expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	Increase
Third-party clinical trial costs
RPC1063—RMS study costs	$17,152	$6,998	$10,154
RPC1063—UC study costs	5,908	2,181	3,727
RPC1063—Joint development study costs	8,329	4,626	4,131

Total external clinical trial costs	31,390	13,805	18,012
Other unallocated R&D costs	12,196	9,122	2,646

Total R&D expenses	$43,585	$22,927	$20,658

        R&D expenses were $43.6 million for the year ended December 31, 2013, compared to $22.9 million for the year ended December 31, 2012. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 startup costs for our Phase 2/3 trial of RPC1063 in RMS, and commencement of the Phase 2 trial of RPC1063 in UC.

        General and Administrative Expenses.    General and administrative expenses were $8.9 million for the year ended December 31, 2013, compared to $3.4 million for the year ended December 31, 2012. The increase in general and administrative expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly-traded company, and is comprised of an increase in personnel costs related to additional headcount, additional stock compensation expense of $1.6 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees, market research and insurance.

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

Comparison of Fiscal Years Ended December 31, 2012 and 2011

        The following table summarizes the results of our operations for the fiscal years ended December 31, 2012 and 2011, together with the changes in those items in dollars (in thousands):

	Year ended December 31,
			Increase/ (Decrease)
	2012	2011
Collaborative revenues	$8,647	$9,232	$(585)
Research and development expenses	22,927	12.803	10,124
General and administrative expenses	3,430	2,756	674

        Collaborative Revenues.    The following table summarizes our sources of revenue by partner for each of the years ending December 31, 2012 and 2011 (in thousands):

Partner	Upfront Fees and Non-Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$1,537	$2,000	$2,551	$6,088
Eli Lilly and Company	2,480	—	—	2,480
Ortho-McNeil-Janssen	—	79	—	79

Total for the year ended December 31, 2012	$4,017	$2,079	$2,551	$8,647

Ono Pharmaceutical Co., Ltd.	$128	$—	$84	$212
Eli Lilly and Company	2,520	—	—	2,520
Ortho-McNeil-Janssen	4,000	2,500	—	6,500

Total for the year ended December 31, 2011	$6,648	$2,500	$84	$9,232

        We recognized revenues of $8.6 million for the year ended December 31, 2012, compared to $9.2 million for the year ended December 31, 2011. Upfront payments are amortized monthly on a straight-line basis over the period of performance. During 2012, we amortized 12 months of upfront payments from both Ono and Lilly. During 2011, we amortized one month, 12 months and 11 months of upfront payments from Ono, Eli Lilly, and OMJP respectively. Under the Ono collaboration, we have earned a total of $1.5 million in milestone payments that our management has determined do not meet the definition of a substantive milestone and therefore such amount is being amortized over the remaining term of the agreement. In 2012 and 2011, we earned $2.0 million and $2.6 million in substantive milestones under the Ono and OMJP agreements, respectively.

        Research and Development Expenses.    The following table summarizes our R&D expenses for the years ending December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	Increase
Third-party clinical trial costs
RPC1063—RMS study costs	$6,998	$1,372	$5,626
RPC1063—UC study costs	2,181	—	2,181
RPC1063—Joint development study costs	4,626	3,698	928

Total external clinical trial costs	13,805	5,070	8,735
Other unallocated R&D costs	9,122	7,733	1,389

Total R&D expenses	$22,927	$12,803	$10,124

        R&D expenses were $22.9 million for the year ended December 31, 2012, compared to $12.8 million for the year ended December 31, 2011. The increase is primarily related to (i) a $6.1 million increase in costs associated with establishing clinical sites, (ii) $2.0 million of expenses for a Phase 1 Thorough QT/QTc study as required by the FDA to meet current program timelines and (iii) $1.4 million in manufacturing costs for our Phase 2 trials of RPC1063 in RMS and UC and the initiation of drug development in preparation for a potential Phase 3 trial of RPC1063 in RMS.

        General and Administrative Expenses.    General and administrative expenses were $3.4 million for the year ended December 31, 2012, compared to $2.8 million for the year ended December 31, 2011. The increase is primarily related to (i) a $0.3 million increase in personnel and travel costs associated with the addition of a director of corporate development and an overall 3.0% salary increase for employees, (ii) a $0.3 million increase in patent costs due to conversion of certain of our patents to an international filing and (iii) a $0.1 million increase in outside services, including legal and audit fees as we prepared for a potential IPO.

Liquidity and Capital Resources

Overview

        We have incurred losses since our inception and negative cash flows from operating activities and, as of December 31, 2013, we had an accumulated deficit of $95.9 million and cash, cash equivalents and short-term investments of $69.5 million. We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) advance the current Phase 2 and Phase 3 portions of our Phase 2/3 study of RPC1063 in RMS; (ii) advance our current Phase 2 study of RPC1063 in UC; (iii) prepare for and initiate a Phase 2 study of RPC4046 in EoE; (iv) continue research efforts; (v) maintain, expand and protect our intellectual property portfolio; and (vi) hire additional staff, including clinical, scientific, operational, financial and management personnel. We plan to continue to fund losses from operations and capital funding needs through future debt and equity financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

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

  •
  the second tranche of $10.0 million is available to us through March 31, 2014, if we enter into certain equity or financing transactions in which we receive minimum net proceeds of at least $40.0 million through a qualifying IPO, a private placement and/or a corporate or research partnership for development of our product candidates (which condition was satisfied by our IPO), and if we are planning to conduct development activities for a Phase 2 study for RPC4046 and have retained rights to RPC4046 under our license agreement with AbbVie; and

  •
  the third tranche of $10.0 million is available to us through December 31, 2014 if we have consummated an IPO for at least $60.0 million in proceeds (which condition was satisfied by our IPO), and (1) we have received positive data from the Phase 2 trial of RPC1063 in RMS, (2) we have an ongoing Phase 3 trial of RPC1063 in RMS and (3) we have retained rights to RPC4046 under our license agreement with AbbVie.

        The interest rate under the credit and security agreement is 8.25%, and there is an interest only period until August 1, 2014, followed by a 34-month principal and interest period. Any unpaid amounts mature and become payable on May 1, 2017. At the time of final payment, we must pay an exit fee based on a percentage of the drawn amount. In addition, if the Company's repayment obligation is accelerated following an event of default, or if the Company elects to prepay any portion of the loan, the Company must also pay a prepayment fee based on a percentage of the principal being repaid. Pursuant to the credit and security agreement, we provided a first priority security interest in all existing and after-acquired assets (excluding intellectual property owned by us, which is subject to a negative pledge arrangement).

        In May 2013, we completed our IPO in which we sold 5,933,277 shares of our common stock and received net proceeds, after underwriters' discounts and commissions and other offering costs, of $75.0 million. Prior to our IPO, we funded our operations primarily from the sale of convertible equity securities and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

        In January 2014, we completed an underwritten public offering in which we sold 3,818,000 shares of our common stock and received net proceeds, after underwriters' discounts and commissions and other offering costs, of $109.9 million.

        Based on our current business plan, we believe that our existing cash and cash equivalents as of December 31, 2013, together with the net proceeds from our January 2014 underwritten public offering and our access to funds through the credit and security agreement with MidCap, will be sufficient to meet our obligations for at least the next twelve months.

Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(36,827)	$(18,418)
Investing activities	(45,813)	(214)
Financing activities	101,018	12,723

Total	$18,378	$(5,909)

        Operating Activities.    Net cash used in operating activities was $36.8 million for the year ended December 31, 2013, compared to $18.4 million used during the same period of the prior year. During 2013 and 2012, the primary use of cash was to fund the increased levels of our R&D activities.

        Investing Activities.    During the years ended December 31, 2013 and 2012, net cash used in investing activities was $45.8 million and $0.2 million, respectively. During 2013, we purchased $45.7 million of marketable securities with a portion of the proceeds from our IPO in May 2013. Investing activity during 2012 represented equipment purchased to further support our R&D activities.

        Financing Activities.    During the years ended December 31, 2013 and 2012, net cash provided by financing activities was $101.0 million and $12.7 million, respectively. During 2013, net proceeds from our IPO were $75.0 million and we raised an additional $21.2 million from the sale of Series B Convertible Preferred Stock. During 2013, we also borrowed $5.0 million under our term loan arrangement with MidCap. During 2012, we generated proceeds $12.6 million from the sale of Series B Convertible Preferred Stock and additional proceeds of $0.2 million from the exercise of stock options and common stock warrants.

Off-Balance Sheet Arrangements

        Through December 31, 2013, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

        The following table summarizes our long-term contractual obligations as of December 31, 2013 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligation related to facility	$526	$526	$—	$—	$—
Obligations under term loan	5,855	1,143	3,961	751	—
Other long-term obligations(1)	7,667	7,667	—	—	—

Total	$14,048	$9,336	$3,961	$751	$—

(1)
Excluded from the above table are (i) annual maintenance fees due under our April and June 2009 license agreements with The Scripps Research Institute, which are not considered material and are potentially creditable against future payment obligations, and (ii) royalties and fees which may become payable by us under such agreements, including up to an aggregate of $5.3 million in milestone payments depending upon the development of RPC1063 and other potential product candidates (see "Business—Strategic Collaborations and Research Agreements—License Agreements with The Scripps Research Institute (TSRI)").

  Recent Accounting Pronouncements

          In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard became effective for us beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on our consolidated financial statements.

  JOBS Act

          In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Interest Rate Fluctuation Risk

          Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, US government-sponsored agencies and the US Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

          Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

          In April 2013, we entered into credit and security agreement under which we drew down $5.0 million. The interest rate under the credit and security agreement is 8.25%. The interest rate is fixed during the repayment term and therefore does not subject us to interest rate fluctuation risk.

  Foreign Currency Exchange Risk

          We contract with CROs and investigational sites in several foreign countries, including countries in Eastern and Western Europe and the Asian Pacific. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material adverse effects from foreign currency changes on these contracts.

  Inflation Risk

          Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2013, 2012 or 2011.

Item 8.    Financial Statements and Supplementary Data.

          The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.    Controls and Procedures.

  Disclosure Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

  Management's Report on Internal Control over Financial Reporting

          This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

  Changes in Internal Control over Financial Reporting

          An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

          None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

          The information required by this item and not set forth below will be set forth in the section headed "Election of Directors" and "Executive Officers" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

          We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.receptos.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Item 11.    Executive Compensation.

          The information required by this item will be set forth in the section headed "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by this item will be set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement and is incorporated herein by reference.

          The information required by Item 201(d) of Regulation S-K will be set forth in the section headed "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

          The information required by this item will be set forth in the section headed "Transactions With Related Persons" in our Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

          The information required by this item will be set forth in the section headed "Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  1.
  Financial Statements.    We have filed the following documents as part of this Annual Report:

  2.
  Financial Statement Schedules.    None.

  3.
  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed June 20, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed June 20, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.2	Third Amended and Restated Investors' Rights Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.3	Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors' Rights Agreement, dated February 23, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.4	Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors' Rights Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.5	Approval with Respect to Series B Preferred Stock Purchase Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

Exhibit Number		Description
4.6		Third Amended and Restated Right of First Refusal and Co-Sale Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.7		Form of Omnibus Acknowledgment and Agreement with Respect to Potential Initial Public Offering, dated April 18, 2013, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.1	#	Form of Indemnification Agreement between Receptos, Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.2	#	2008 Stock Plan, as amended to date (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.3	#	Form of Stock Option Agreement for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.4	#	Form of Stock Option Agreement—Early Exercise for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.5	#	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.6	#	Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreements for awards granted under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.7	#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.8		Lease, dated August 24, 2007, between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.9		First Amendment to Lease, dated March 30, 2008, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.10		Second Amendment to Lease, dated May 11, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

Exhibit Number		Description
10.11		Amended and Restated Second Amendment to Lease, dated September 15, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.12		Assignment, dated June 8, 2010, by and between Apoptos, Inc. and Receptos, Inc. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.13		Third Amendment to Lease, dated January 6, 2012, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.14		Fourth Amendment to Lease, dated September 30, 2013, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-193074), originally filed on December 24, 2013).

10.15	†	License Agreement, dated June 18, 2009, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.16	†	First Amendment to License Agreement, dated June 13, 2011, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.17	†	Amendment to License Agreement, dated April 2, 2012, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.18	†	License Agreement, dated April 21, 2009, by and between Receptos, Inc. (formerly known as Receptor Pharmaceuticals, Inc.) and The Scripps Research Institute (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.19	†	Collaboration Agreement, dated December 20, 2010, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.20	†	First Amendment to Collaboration Agreement, dated March 14, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

Exhibit Number		Description
10.21	†	Second Amendment to Collaboration Agreement, dated March 1, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.22	†	License and Technology Transfer Agreement, dated December 28, 2010, by and between Receptos, Inc. and Ortho- McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.23	†	Collaboration Agreement, dated December 5, 2011, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.24	†	Development License and Option Agreement, dated October 3, 2012, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.25		First Amendment to Development License and Option Agreement, dated January 28, 2013, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.26	#	Restricted Stock Issuance Agreement, dated November 19, 2010, between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.27	#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Robert J. Peach (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.28	#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Marcus F. Boehm (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.29	#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Edward Roberts (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.30	#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Hugh Rosen (incorporated by reference to Exhibit 10.38 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.31	#	Credit and Security Agreement, dated April 19, 2013, between Receptos, Inc., Apoptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.40 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

Exhibit Number		Description
10.32	#	Pledge Agreement, dated April 19, 2013, between Receptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.41 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.33	#	Secured Promissory Note, dated April 19, 2013, issued by Receptos, Inc. and Apoptos, Inc. to MidCap Funding III, LLC (incorporated by reference to Exhibit 10.42 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.34	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.35	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Graham Cooper (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.36	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Sheila K. Gujrathi, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.37	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Robert Peach, Ph.D. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.38	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Marcus F. Boehm, Ph.D. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.39	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Chrysa Mineo (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.40	#*	Employment Agreement, dated November 26, 2013, by and between Receptos, Inc. and Christian Waage.

10.41	††	First Amendment to Collaboration Agreement, dated December 6, 2013, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 10, 2013).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

23.1		Consent of independent registered public accounting firm.

24.1		Power of Attorney (see signature page).

31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	@	XBRL Instance Document

101.SCH	@	XBRL Taxonomy Extension Schema Document

101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	@	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	@	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	@	XBRL Taxonomy Extension Presentation Linkbase Document

#
Management contract or compensatory arrangement.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

@
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Receptos, Inc.
Date: March 6, 2014	By:	/s/ FAHEEM HASNAIN Faheem Hasnain President & Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Faheem Hasnain and Graham Cooper, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FAHEEM HASNAIN Faheem Hasnain	Director, President & Chief Executive Officer (Principal Executive Officer)	March 6, 2014
/s/ GRAHAM COOPER Graham Cooper	Chief Financial Officer (Principal Financial Officer)	March 6, 2014
/s/ DAVID HINKLE David Hinkle	Senior Director, Finance & Controller and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2014
/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D.	Chairman of the Board of Directors	March 6, 2014
/s/ KRISTINA BUROW Kristina Burow	Director	March 6, 2014

Signature	Title	Date

/s/ DOUG COLE, M.D. Doug Cole, M.D.	Director	March 6, 2014
/s/ ERLE T. MAST Erle T. Mast	Director	March 6, 2014
/s/ AMIR NASHAT, PH.D. Amir Nashat, Ph.D.	Director	March 6, 2014
/s/ S. EDWARD TORRES S. Edward Torres	Director	March 6, 2014

RECEPTOS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Receptos, Inc.

        We have audited the accompanying consolidated balance sheets of Receptos, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Receptos, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 6, 2014

RECEPTOS, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$23,805	$5,427
Short-term investments	45,685	—
Prepaid expenses and other current assets	914	709

Total current assets	70,404	6,136
Property and equipment, net	269	549
Other assets	555	218

Total assets	$71,228	$6,903

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,096	$1,019
Accrued expenses	7,612	1,870
Accrued compensation and benefits	1,998	1,028
Current portion of term loan	735	—
Current portion of deferred revenue	700	2,225

Total current liabilities	16,141	6,142
Term loan	4,180	—
Deferred revenue, less current portion	—	700
Deferred rent	112	228

Total liabilities	20,433	7,070
Convertible preferred stock:
Series A, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2013; 39,376 shares authorized, issued and outstanding at December 31, 2012	—	27,260
Series B, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2013; 48,544 shares authorized, 12,358 shares issued and outstanding at December 31, 2012	—	12,556
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000 and 0 shares authorized at December 31, 2013 and 2012, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 and 113,533 shares authorized at December 31, 2013 and 2012, respectively; 18,350 and 2,417 shares issued and outstanding at December 31, 2013 and 2012, respectively	18	2
Additional paid-in capital	146,680	7,604
Accumulated comprehensive income	6	—
Accumulated deficit	(95,909)	(47,589)

Total stockholders' equity (deficit)	50,795	(39,983)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$71,228	$6,903

See accompanying notes to consolidated financial statements.

RECEPTOS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Collaborative revenue	$4,641	$8,647	$9,232
Operating expenses:
Research and development	43,585	22,927	12,803
General and administrative	8,949	3,430	2,756

Total operating expenses	52,534	26,357	15,559

Loss from operations	(47,893)	(17,710)	(6,327)
Other income (expense):
Interest income	27	18	7
Interest expense	(443)	—	—
Other income (expense), net	(11)	(18)	210

Net loss	(48,320)	(17,710)	(6,110)
Preferred stock deemed dividend	(2,056)	—	—

Net loss attributable to common stockholders	$(50,376)	$(17,710)	$(6,110)

Net loss per share:
Net loss per common share, basic and diluted	$(4.23)	$(13.73)	$(7.72)

Weighted-average shares used to compute basic and diluted net loss per common share	11,916	1,289	791

Comprehensive loss:
Net loss	$(48,320)	$(17,710)	$(6,110)
Unrealized gain on marketable securities	6	—	—

Comprehensive loss	$(48,314)	$(17,710)	$(6,110)

See accompanying notes to consolidated financial statements.

RECEPTOS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands)

	Series A convertible preferred stock		Series B convertible preferred stock
					Common stock
							Additional paid-in capital	Accumulated Comprehensive Income	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	26,964	$18,744	—	$—	1,649	$2	$7,068	—	$(23,769)	$(16,699)
Net loss	—	—	—	—	—	—	—	—	(6,110)	(6,110)
Stock-based compensation expense	—	—	—	—	—	—	62	—	—	62
Issuance of series A convertible preferred stock and common stock warrants	12,412	8,516	—	—	—	—	148	—	—	148
Issuance of common stock, net of repurchase liability and including vesting of stock option early exercises	—	—	—	—	72	—	11	—	—	11
Repurchase of unvested common stock	—	—	—	—	(7)	—	(1)	—	—	(1)
Issuance of common stock upon exercise of warrants	—	—	—	—	25	—	2	—	—	2
Vesting of restricted common stock subject to repurchase	—	—	—	—	—	—	20	—	—	20

Balance at December 31, 2011	39,376	27,260	—	—	1,739	2	7,310	—	(29,879)	(22,567)
Net loss	—	—	—	—	—	—	—	—	(17,710)	(17,710)
Stock-based compensation expense	—	—	—	—	—	—	220	—	—	220
Issuance of Series B convertible preferred stock	—	—	12,358	12,556	—	—	—	—	—	—
Issuance of common stock, net of repurchase liability and including vesting of stock option early exercises	—	—	—	—	550	—	43	—	—	43
Issuance of common stock upon exercise of warrants	—	—	—	—	128	—	10	—	—	10
Vesting of restricted common stock subject to repurchase	—	—	—	—	—	—	21	—	—	21

Balance at December 31, 2012	39,376	27,260	12,358	12,556	2,417	2	7,604	—	(47,589)	(39,983)
Net loss	—	—	—	—	—	—	—	—	(48,320)	(48,320)
Unrealized gain on market securities	—	—	—	—	—	—	—	6	—	6
Stock-based compensation expense	—	—	—	—	—	—	2,969	—	—	2,969
Issuance of Series B convertible preferred stock	—	—	20,596	21,192	—	—	—	—	—	—
Preferred stock deemed dividend	—	—	—	2,056	—	—	(2,056)	—	—	(2,056)
Conversion of convertible preferred stock into common	(39,376)	(27,260)	(32,954)	(35,804)	9,644	10	63,054	—	—	63,064
Initial public offering of common stock	—	—	—	—	5,933	6	75,003	—	—	75,009
Vesting of restricted common stock subject to repurchase	—	—	—	—	—	—	79	—	—	79
Issuance of common stock upon exercise of options and warrants	—	—	—	—	356	—	27	—	—	27

Balance at December 31, 2013	—	$—	—	$—	18,350	$18	$146,680	$6	$(95,909)	$50,795

See accompanying notes to consolidated financial statements.

RECEPTOS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(48,320)	$(17,710)	$(6,110)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	2,969	220	62
Depreciation and amortization	350	656	827
Deferred rent	(116)	27	(142)
Other	213	—	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(388)	(278)	(101)
Accounts payable	4,077	557	26
Accrued expenses	5,643	122	1,089
Accrued compensation and benefits	970	216	382
Deferred revenue	(2,225)	(2,228)	5,153

Net cash (used in) provided by operating activities	(36,827)	(18,418)	1,186

Investing activities
Purchases of marketable securities	(45,743)	—	—
Purchases of property and equipment	(70)	(214)	(614)

Net cash used in investing activities	(45,813)	(214)	(614)

Financing activities
Net proceeds from issuance of convertible preferred stock and common stock warrants	21,192	12,556	8,664
Net proceeds from initial public offering	75,009	—	—
Net proceeds from borrowings under term loan	4,790	—	—
Proceeds from exercise of common stock options and warrants	27	41	13
Proceeds from early exercises of stock options	—	126	11
Repurchase of unvested restricted stock	—	—	(1)

Net cash provided by financing activities	101,018	12,723	8,687

Net increase (decrease) in cash and cash equivalents	18,378	(5,909)	9,259
Cash and cash equivalents at beginning of period	5,427	11,336	2,077

Cash and cash equivalents at end of period	$23,805	$5,427	$11,336

Supplemental disclosure of cash flow information:
Conversion of Series A and B Preferred Stock to common stock	$63,064	$—	$—

Accrued expenses relating to deferred initial public offering costs	$254	$77	$—

Release of repurchase liability for stock options and restricted stock shares	$79	$32	$28

Cash paid for interest	$259	$—	$—

Non-cash financing activity:
Preferred stock deemed dividend	$2,056	$—	$—

See accompanying notes to consolidated financial statements.

RECEPTOS, INC.

Notes to Consolidated Financial Statements

1. Description of Business

        Receptos, Inc. is a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disease for specialty markets including for Relapsing Multiple Sclerosis (RMS), Inflammatory Bowel Disease (IBD) and Eosinophilic Esophagitis (EoE). The Company was incorporated in the state of Delaware on September 26, 2008 under the name Receptor Pharmaceuticals, Inc., and commenced significant operations in 2009. As used in this report, unless the context suggests otherwise, "the Company" and "Receptos" mean Receptos, Inc.

        The consolidated financial statements include the accounts of Receptos, Inc. and its wholly-owned subsidiary, Apoptos, Inc. (Apoptos), which is currently inactive. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

        The Company has incurred losses since inception and negative cash flows from operating activities and, as of December 31, 2013, the Company had an accumulated deficit of $95.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its lead drug candidate RPC1063; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company had cash, cash equivalents and short-term investments of $69.5 million as of December 31, 2013, and in January 2014 conducted an underwritten public offering that generated net proceeds of $109.9 million. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company's business, results of operations and future prospects.

2. Summary of Significant Accounting Policies

Use of Estimates

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the Company's consolidated financial statements requires management to make informed estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company's consolidated financial statements and accompanying notes. The most significant estimates in the Company's consolidated financial statements relate to clinical trial accruals and revenue recognition. Although these estimates are based on the Company's knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company classifies time deposits and other investments that are highly liquid and have maturities of 90 days or less at the date of purchase as cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents include cash in readily available checking and money market accounts, as well as corporate debt securities.

Short-Term Investments

        The Company carries short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair value hierarchy. The Company records unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as a separate component of stockholders' equity (deficit). Realized gains or losses of available-for-sale securities is determined using the specific identification method and we include net realized gains and losses in interest income.

        At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security's relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. An impairment loss is recognized at the time the Company determines that a decline in the fair value below its cost basis is other-than-temporary.

Fair Value of Financial Instruments

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

  Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

        The carrying amounts of all cash equivalents, short-term investments, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short-term nature of these items.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Property and Equipment

        Property and equipment is carried at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years). The Company amortizes leasehold improvements over the lease term or the useful life of the improvement, whichever is shorter (including any renewal periods that are deemed to be reasonably assured). The Company expenses repair and maintenance costs that do not improve service potential or extend economic life as incurred.

Impairment of Long-Lived Assets

        The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company's current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any significant impairment losses during the years ended December 31, 2013, 2012 and 2011.

Income Taxes

        The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.

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

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company enters into arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. The Company's arrangements may contain upfront payments, license fees for research and development arrangements, research and development funding and milestone payments under collaborative agreements. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized separately for each unit of accounting when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

        Milestones.    The Company evaluates all milestones at the beginning of the agreement to determine if they meet the definition of a substantive milestone. Revenue is recognized from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance and its achievability was not reasonably assured at the inception of the agreement, (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payments appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.

        Deferred Revenue.    Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

Research and Development

        Research and development (R&D) expenses include the costs associated with the Company's R&D activities, including salaries, benefits and occupancy costs. Also included in R&D expenses are third-party costs incurred in conjunction with contract manufacturing for the Company's R&D programs and clinical trials, including the cost of clinical trial drug supply shipped to its clinical study vendors, regulatory expenses and costs incurred by contract research organizations (CROs). R&D costs are expensed as incurred, except when accounting for nonrefundable advance payments for goods or services to be used in future R&D activities. These payments are capitalized at the time of payment and expensed ratably over the period the R&D activity is performed.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Clinical Study Costs and Clinical Trial Accruals

        The Company accounts for a significant portion of its clinical study costs according to the terms of its contracts with CROs. The financial terms of its CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing its financial statements, the Company relies on cost information provided by its CROs (concerning monthly expenses as well as reimbursement for pass through costs). The Company is also required to estimate certain of its expenses resulting from its obligations under its CRO contracts. Accordingly, the Company's clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Stock-Based Compensation

        The Company accounts for stock-based compensation expense related to stock options granted to employees and members of its board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model, net of estimated forfeitures. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method. In accordance with the authoritative accounting literature, options subject to both performance and time-based vesting conditions are expensed using an accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as though the award was in substance multiple awards, resulting in accelerated expense recognition during the earlier vesting periods. The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

        For performance-based awards to employees (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. For performance-based awards to non-employees, no expense is recognized until such time as the milestone event is achieved. Upon achievement, the portion of the milestone subject to immediate vesting is expensed based upon the then fair value of the award. For the portion of the award further subject to time-based vesting restrictions, expense is recorded quarterly, at the then fair value, as the shares vest until such time as performance is complete.

Comprehensive Loss

        Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources.

Net Loss per Share

        Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, stock options and warrants. The calculation of the weighted-average number of shares outstanding excludes shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 0.5 million and 0.9 million shares as of December 31, 2013 and 2012, respectively.

        Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. Potentially dilutive securities totaled 3.8 million, 6.9 million and 5.3 million shares of common stock as of December 31, 2013, 2012 and 2011, respectively.

Reclassification of Prior Period Balances

        Certain reclassifications have been made to prior period amounts to conform to current-year presentation.

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on the Company's consolidated financial statements.

3. Short-Term Investments

        The Company invests in available-for-sale securities consisting of money market funds, commercial paper and debt instruments of financial institutions and corporations. Available-for-sale securities are classified as part of either cash equivalents or short-term investments in the balance sheets. Available-for-sale securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $19.1 million as of December 31, 2013. The carrying value of available for sale securities classified as short-term investments consisted of the following as (in thousands):

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$18,927	$17	$—	$18,944
Corporate debt securities	26,752	—	(11)	26,741

Total	$45,679	$17	$(11)	$45,685

        The Company determined that there were no other-than-temporary declines in the value of any available-for-sale investment securities as of December 31, 2013. The Company did not hold any available-for-sale investment securities as of December 31, 2012. All of the Company's available-for-sale investment securities mature within one year.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

3. Short-Term Investments (Continued)

        Available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The majority of the Company's securities have been classified as Level 2. The Company obtains the fair value of its Level 2 investments from the custodian bank or from a professional pricing service. The fair value of Level 2 investments is validated by comparing the fair values reported by the custodian bank to fair values obtained from a second source professional pricing service. The Company has not transferred any investment securities between the classifications. The fair value of the Company's investment holdings is summarized in the following table (in thousands):

	As of December 31, 2013
		Fair Value Determined Under
	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,147	$8,147	$—	$—
Commercial paper	18,944	—	18,944	—
Corporate debt securities	37,649	—	37,649	—

Total	$64,740	$8,147	$56,593	—

4. Balance Sheet Details

Prepaid Expenses and Other Current Assets

        The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	December 31,
	2013	2012
Prepaid insurance	$321	$62
Interest receivable	277	—
Prepaid contract research costs	—	435
Prepaid other	316	212

Total	$914	$709

Property and Equipment

        The following table summarizes major classes of property and equipment (in thousands):

		December 31,
	Useful life
		2013	2012
Laboratory equipment	3 years	$2,860	$2,940
Computer equipment and software	3 years	150	226
Leasehold improvements	7 years	854	854

		3,864	4,020
Less accumulated depreciation and amortization		3,595	3,471

Property and equipment, net		$269	$549

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

4. Balance Sheet Details (Continued)

Accrued Expenses

        The following table summarizes major classes of accrued liabilities (in thousands):

	December 31,
	2013	2012
Accrued clinical trial services	$3,197	$1,289
Accrued royalty payable	550	176
Repurchase liability for unvested restricted stock awards	108	188
Other accrued liabilities	3,757	217

Total	$7,612	$1,870

5. Collaborative Arrangements

        The Company has entered into various license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies. Under these arrangements, the Company is entitled to receive license fees, upfront payments, milestone payments when and if certain research or technology transfer milestones are achieved, development milestones in one instance based solely upon the Company's partner's performance and/or reimbursement for research and development activities. The Company's costs of performing these services are included in research and development expense.

        The Company recognized revenue under these arrangements as follows (in thousands):

	Year ended December 31,
Partner	2013	2012	2011
Ono Pharmaceutical Co., Ltd.	$4,641	$6,088	$212
Eli Lilly and Company	—	2,480	2,520
Ortho-McNeil-Janssen Pharmaceuticals	—	79	6,500

Collaborative revenue	$4,641	$8,647	$9,232

        Collaboration with Ono Pharmaceutical Co., Ltd.    In December 2011, the Company entered into a co-exclusive Collaboration Agreement, or the Ono Agreement, with Ono to utilize the Company's proprietary GPCR structure determination technologies for the identification of a high resolution novel protein crystal structure of an Ono proprietary GPCR drug discovery target. In December 2011, Ono paid the Company an upfront fee of $2.5 million as consideration for technology access. It was determined that there was one unit of accounting under the Ono Agreement with respect to this upfront fee and, as such, this fee is being recognized as collaborative revenue on a straight-line basis over the expected period of performance of the amended contract. The Ono Agreement also called for Ono to pay the Company for research and development support, and these quarterly support payments were recognized as collaborative revenue as services were provided. Such revenues totaled $2.7 million, $2.6 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Ono Agreement also provides for payments to the Company upon achievement of certain milestone events. The Company concluded that certain of these milestone payments did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

5. Collaborative Arrangements (Continued)

of the Ono Agreement. Such revenue was deferred and is being amortized over the contract term. Additionally, operating results for the years ended December 31, 2013 and 2012 include collaborative revenues of $0.3 million and $2.0 million, respectively, associated with achievement of research milestones that the Company's management determined did satisfy the criteria for treatment as substantive milestones. There was no similar substantive milestone revenue for the year ended December 31, 2011.

        In December 2013, the Ono Agreement was amended to allow for the early termination of the research term of the underlying collaboration and the Company agreed to perform technology transfer with respect to, and to grant Ono a non-exclusive sublicense to, the Company's GPCR technology platform for high resolution crystal structure determination. Pursuant to the amendment, the Company is entitled to receive upfront license and collaborative research termination fees totaling $3.7 million, is eligible to receive technology transfer milestone payments of up to $2.0 million, and is also providing training services in support of Ono's efforts to achieve certain technology transfer milestones. Such revenue will be recognized prospectively over the expected period of performance of the amended contract.

        Under the Collaboration Agreement, as amended, the Company also remains eligible as of December 31, 2013, for research milestone payments of up to another $2.0 million based on successful completion of certain research activities and for development milestone payments of up to $13.5 million for the achievement of development milestones based solely upon Ono's performance.

        Eli Lilly and Company.    In December 2010, the Company entered into a two year co-exclusive Collaborative Agreement with Eli Lilly and Company, or Lilly, to utilize its proprietary GPCR structure determination technologies, including application of such technologies to the development of potential modulators directed to an undisclosed GPCR target. In January 2011, as consideration for technology access over the term, Lilly paid the Company an upfront, non-refundable fee of $5.0 million. It was determined that there was one unit of accounting under the Lilly contract. As a result, the $5.0 million non-refundable fee was recognized on a straight-line basis over two years, which was the contract term. The agreement expired on December 31, 2012, and the Company does not expect to receive any future milestone payments from Lilly. Each of the Company and Lilly retain the right to use the research and development know-how for future research activities.

        License and Technology Transfer Agreement with Janssen Pharmaceuticals, Inc.    In December 2010, the Company entered into a License and Technology Transfer Agreement with Ortho-McNeil-Janssen Pharmaceuticals, or OMJP, in which OMJP sublicensed the Company's proprietary platform for high resolution crystal structure determination (the Company holds an exclusive license for this technology which was originally licensed from The Scripps Research Institute). In February 2011, as consideration for the sublicense and a technology transfer program, OMJP paid an upfront, non-refundable fee of $4.0 million. This fee was recognized on a straight-line basis during fiscal 2011, which was the period during which the Company performed services for OMJP. The technology transfer program was completed as of December 7, 2011, and OMJP paid the Company a milestone of $2.5 million. The agreement concluded at that time, and the Company does not expect to receive any future payments from OMJP.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

6. Term Loan and Security Agreement

        On April 19, 2013, the Company entered into a credit and security agreement with MidCap Funding III, LLC allowing for borrowings up to $30.0 million. The credit and security agreement provides for the loan to be issuable in three equal tranches of $10.0 million, with availability of funds contingent upon attainment of stipulated milestones. The Company borrowed $5.0 million under this facility during 2013. The interest rate under the credit and security agreement is 8.25%, and there is an interest only period until August 1, 2014, followed by a 34-month principal and interest period. Any unpaid amounts mature and become payable on May 1, 2017. Pursuant to the credit and security agreement, the Company provided a first priority security interest in all existing and after-acquired assets (excluding intellectual property owned by the Company, which is subject to a negative pledge arrangement).

        As of December 31, 2013, the Company's available borrowing capacity under this facility was $15.0 million. These funds are available to the Company through March 31, 2014. Additionally, upon achievement of certain criteria, the Company will be able to borrow up to an additional $10.0 million under the facility through December 31, 2014.

        The loan was recorded at its initial carrying value of $5.0 million, less the debt discount of $0.2 million. The debt discount included an initial fee and certain reimbursed costs of the transaction paid to the lender. At the time of final payment of the loan, the Company must also pay an exit fee based on a percentage of the drawn amount to the lender (as of December 31, 2013, the exit fee obligation is $350,000). In addition, if the Company's repayment obligation is accelerated following an event of default, or if the Company elects to prepay any portion of the loan, the Company must also pay a prepayment fee of 3% of the principal being repaid (dropping to 2% after August 18, 2014 then to 1% after December 18, 2015). The debt discount and the exit fee are being accreted to interest expense over the loan term.

        Future principal payments due under the loan agreement are as follows (in thousands):

2014	$735
2015	1,765
2016	1,765
2017	735

Total future principal payments due under loan agreement	$5,000

7. Commitments and Contingencies

License Agreements

        The Company has license agreements with The Scripps Research Institute, or TSRI, that require it to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Royalties are expensed as incurred and are included in research and development in the consolidated statements of operations and comprehensive loss.

        S1P1R Modulators License Agreement.    In April 2009, the Company entered into a License Agreement with TSRI, whereby the Company received an exclusive worldwide license under the Licensed Patent Rights, as defined, for S1P1R modulators and a non-exclusive worldwide license to the Licensed Materials, as defined. In consideration, the Company (i) agreed to pay a nominal annual

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

maintenance fee, (ii) is responsible for paying royalties on annual net Sales of Licensed Product ranging between 1.5% and 2.0%, for Licensed Product until such time as the expiration of the last valid claim, (iii) is responsible for paying royalties ranging between 0.75% and 1.0%, on annual net Sales of Non-Patent Product until such time as one or more generic versions of such Non-Patent Product are commercially sold and the Company demonstrates to TSRI that sales of such generic products account for a specific percentage of aggregate unit sales in a calendar quarter, (iv) is responsible for paying product development milestone payments not to exceed $4.4 million and (v) is responsible for paying a percentage of any sublicense revenue payments received by the Company.

        In each of the years ended December 31, 2013, 2012 and 2011, consideration paid to TSRI under this agreement was $25,000, $10,000 and $10,000, respectively. Included in accrued liabilities in the consolidated balance sheet as of December 31, 2013 are accrued royalties associated with this agreement of $0.3 million.

        Technology Platform License Agreement.    In June 2009, the Company entered into a Technology Platform License Agreement with TSRI whereby the Company received an exclusive worldwide license under the Licensed Patent Rights, as defined, and a non-exclusive worldwide license under the Know-How, as defined. In consideration, the Company (i) agreed to pay a nominal annual maintenance fee beginning after June 18, 2011, which is credited against running royalties during the term of the Agreement, (ii) agreed to pay running royalties at a de minimus rate of annual Net Sales of Company Products until June 18, 2019, (iii) agreed to pay product development milestone payments not to exceed approximately $1.0 million and (iv) is required to make non-creditable, non-refundable Aggregate Technology Income (ATI), as defined, payments of 7.5% of the first $100 million of cumulative ATI, except that no ATI payments is due on the first $2.5 million in cumulative ATI and a reduced percentage of that portion of cumulative ATI that is in excess of $100 million. All product development milestone and ATI payments are payable up to June 18, 2027.

        Royalty consideration paid to TSRI under this agreement for the years ended December 31, 2013, 2012 and 2011, was $0.2 million, $0.5 million and $0.4 million, respectively. Included in accrued liabilities in the consolidated balance sheet as of December 31, 2013 are accrued royalties associated with this agreement of $0.2 million.

Operating Lease

        The Company's lease to rent laboratory and office space in San Diego, California commenced in March 2008 and as amended, expires in October 2014. The Company also has two options to extend the lease for successive three-year periods. Under the terms of the lease the Company maintains a letter of credit totaling $0.1 million. The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease term of March 2008 through October 2014. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.8 million and $0.5 million, respectively. As of December 31, 2013, the Company's remaining future minimum commitments under this facility lease total $0.5 million (which will be paid during fiscal 2014). The Company also pays property taxes, maintenance and insurance, in addition to rent.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

Other Commitments

        In connection with certain long-term contractual obligations, the Company is obligated to make payments of up to $7.7 million over the next twelve months.

Litigation

        From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2013, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

8. Convertible Preferred Stock

Authorized Shares

        In May 2013, the Company completed an initial public offering ("IPO") of its common stock. Prior to the IPO, the Company was authorized to issue 39,376,000 shares of Series A convertible preferred stock and 48,544,000 shares of Series B convertible preferred stock. The Company's convertible preferred stock was classified as temporary equity in the accompanying consolidated balance sheet at December 31, 2012 instead of in stockholders' equity (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities. Upon certain change in control events that were outside of the Company's control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could have caused its redemption.

Issuance of Series A and Series B Convertible Preferred Stock

        In June and December 2011, the Company issued 12,412,000 shares of Series A convertible preferred stock at $0.70 per share for net cash proceeds of $8.7 million. In February and March 2012, the Company issued 12,358,000 shares of Series B convertible preferred stock at $1.03 per share for net proceeds of $12.6 million. In February 2013, the Company closed a second tranche financing for 12,358,000 shares of Series B convertible preferred stock at $1.03 per share for net proceeds of $12.7 million. In March 2013, the Company closed a third tranche financing issuing 8,238,000 shares of Series B convertible preferred stock at $1.03 per share for net proceeds of $8.5 million.

        The Series B stock issued in March 2013 was sold at a price per share below the reassessed deemed fair value of the Company's common stock at that time. Accordingly, the Company recorded a deemed dividend of $2.1 million associated with the issuance of such shares, which is equal to the number of shares of stock sold on that date multiplied by the difference between the estimated value of the underlying common stock and the Series B conversion price per share on that date.

Conversion of Series A and Series B Convertible Preferred Stock

        On May 14, 2013, the 72,330,000 outstanding shares of convertible preferred stock automatically converted into an aggregate of 9,644,000 shares of common stock immediately prior to the closing of the IPO.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity

Preferred Stock

        In May 2013, the Company filed an amended and restated certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock.

Common Stock

        Reverse Stock Split.    On April 25, 2013, the Company implemented a 1-for-7.5 reverse stock split of its outstanding common stock. The accompanying consolidated financial statements give retroactive effect to the reverse split for all periods presented.

        Restricted Common Stock.    Prior to 2013, the Company issued restricted common stock to certain founders and officers of the Company with both performance-based and time-based vesting provisions. As of December 31, 2013, all remaining outstanding restricted shares are subject to time-based vesting that will lapse over the next two years. As of December 31, 2013, 163,000 shares associated with these restricted stock awards were subject to repurchase by the Company.

        The Company's 2008 Stock Plan allowed for the early exercise of option awards issued under the plan. As of December 31, 2013, options for the purchase of 982,000 shares of the Company's common stock (net of repurchased shares) have been exercised, of which 307,000 are unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. This repurchase obligation is included in accrued expenses in the consolidated balance sheets and is not material for any period presented. During the years ended December 31, 2013 and 2011, the Company repurchased 123 and 7,222 unvested shares, respectively, which were previously early exercised. During the year ended December 31, 2012, no shares were repurchased by the Company.

        Initial Public Offering.    In May 2013, the Company completed the IPO of 5,933,277 shares of common stock at an offering price of $14.00 per share. The Company received net proceeds of approximately $75.0 million, after deducting underwriting discounts, commissions and offering-related transaction costs of $8.1 million.

10. Stock-Based Compensation and Equity Plans

2013 Stock Incentive Plan

        Prior to the completion of the IPO, the Company issued stock options under its 2008 Stock Plan (the 2008 Plan). Effective upon the closing of the IPO, the Company's board of directors and stockholders approved the 2013 Stock Incentive Plan (the 2013 Plan). The 2013 Plan provides for the granting of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants. The Company has issued under the 2008 Plan and intends to continue to issue under the 2013 Plan both performance-based and time-based stock options and restricted stock awards. Performance-based awards generally vest 25% upon achievement of a milestone event, with monthly time-based vesting over the subsequent 36 months, while time-based awards generally vest over a four-year period

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation and Equity Plans (Continued)

commencing on the first anniversary of the date of grant. Milestone events are specific to corporate goals. Awards generally expire ten years from the date of grant.

        The number of shares of common stock available for future grant under the 2013 Plan upon its approval was 1,146,600 shares plus (i) the number of shares subject to outstanding awards under the 2008 Plan when the 2013 Plan was approved that are subsequently forfeited or terminated for any reason before being exercised or settled and (ii) the number of shares subject to vesting restrictions under the 2008 Plan when the 2013 Plan was approved that are subsequently forfeited. In addition, the number of shares of common stock that may be issued under the 2013 Plan is subject to an automatic annual increase equal to the lesser of (x) four percent of the outstanding shares on the last day of the immediately preceding fiscal year or (y) if the Company's board acts prior to the first day of the fiscal year, such other amount that the board determines for purposes of the annual increase for that fiscal year. Under this evergreen provision of the 2013 Plan, an additional 734,000 shares became available for future grant on January 1, 2014.

Stock Options

        The following table summarizes stock option activity for the year ended December 31, 2013 (share amounts in thousands):

	# Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2012	59	$0.30
Granted	1,351	15.28
Exercised	(13)	0.27

Outstanding at December 31, 2013	1,397	$14.78	9.4

Vested or expected to vest at December 31, 2013	741	$0.82	6.5

Exercisable at December 31, 2013	81	$6.18	8.4

        A significant number of the Company's stock options have been early exercised and are not outstanding. As of December 31, 2013, vested or expected to vest included options for 307,000 shares which were early exercised and are still subject to future vesting (and which may be repurchased by the Company in the event the option holder ceases to provide services to the Company).

        The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company's common stock on that date, which was $28.99. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 was $19.9 million. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $0.3 million, $24,000 and $0, respectively, determined as of the date of exercise. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a full valuation allowance on its deferred tax assets.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation and Equity Plans (Continued)

Stock Compensation Expense

        The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The weighted-average assumptions underlying the calculation of grant date fair value include the following:

	Year ended December 31,
	2013	2012	2011
Risk free interest rate	1.4%	1.1%	2.2%
Expected term (years)	6.1	6.0	6.1
Expected volatility	105.9%	94.2%	87.7%
Expected dividend yield	0%	0%	0%

        The individual inputs are determined as follows:

        Risk-free interest rate.    The risk-free interest rate assumptions are based on observed interest rates appropriate for the expected term of the stock option grants.

        Expected term.    The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

        Expected volatility.    The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

        Expected dividend yield.    The expected dividend yield assumption is based on the fact that the Company has never paid, nor has any intention to pay, cash dividends.

        Forfeitures.    The Company reduces stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. To date forfeitures have been approximately 0.26% of total grants.

        The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was approximately $15.28, $0.30 and $0.23, respectively.

        The following table summarizes share-based compensation expense for all awards granted (in thousands):

	Year ended December 31,
	2013	2012	2011
Research and development	$1,360	$192	$33
General and administrative	1,609	28	29

Total share-based compensation expense	$2,969	$220	$62

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation and Equity Plans (Continued)

        As of December 31, 2013, unrecognized compensation expense related to non-vested stock options totaled $16.1 million. Such compensation expense is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

        Effective upon the closing of the IPO, the Company's board of directors and the stockholders approved the 2013 Employee Stock Purchase Plan (the ESPP). Upon implementation, the Company could originally issue up to 160,000 shares under the ESPP. The ESPP is subject to an automatic annual increase equal to the lesser of (i) one percent of the outstanding capital stock on each January 1 or (ii) an amount determined by the Company's board of directors. Under this evergreen provision of the ESPP, an additional 183,000 shares became available for future issuance on January 1, 2014.

11. Income Taxes

        The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	Year ended December 31,
	2013	2012	2011
Expected income tax benefit at federal statutory tax rate	$(16,429)	$(6,021)	$(2,077)
State income taxes, net of federal benefit	(2,694)	(1,019)	(320)
Permanent items	558	82	277
Research credits	(2,393)	(477)	(1,096)
Removal of net operating losses and research and development credits	20,527	6,774	3,014
Change in valuation allowance	431	661	202

Income tax (benefit) expense	$—	$—	$—

        The following table summarizes the significant components of deferred tax assets (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Depreciation and amortization	$499	$630
Deferred revenue	279	564
Stock options	543	—
Accrued expenses and reserves	705	402

Total deferred tax assets	2,026	1,596
Less: Valuation allowance	2,026	1,596

Net deferred tax assets	$—	$—

        In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

weight of all available evidence, including the Company's history of losses from inception, management has determined that it is not more likely than not that the net deferred tax assets will be realized. Accordingly, a full valuation allowance has been established to offset the net deferred tax asset for all periods presented.

        As of December 31, 2013, the Company had federal and California tax net operating loss carryforwards of $87.1 million and $87.2 million, respectively, which will begin to expire in 2027 and 2017, respectively. As of December 31, 2013, the Company also had federal and California research and development tax credit carryforwards of $4.0 million and $2.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027. The California research and development tax credit carryforwards are available indefinitely.

        The future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to limitation as a result of ownership changes and restructurings that have occurred previously or that could occur in the future. The Tax Reform Act of 1986 (the Act) limits a company's ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act. The Company has not completed its analysis to determine what, if any, impact the ownership change and restructuring would have on the Company's ability to utilize its net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $34.6 million and tax credits of $5.6 million generated through 2012 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.

        The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2013, deferred tax assets do not include approximately $99,000 of these excess tax benefits from employee stock option exercises that are a component of the Company's net operating loss carryforwards. Accordingly, additional paid in capital will increase $99,000 if and when such excess tax benefits are realized. During 2013, no excess tax benefits were realized.

        The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits recorded by the Company as of the date of adoption. As a result of the implementation, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

        The Company is subject to taxation in the US and California. The Company is subject to tax examination by tax authorities in those jurisdictions for 2009 and forward. The Company's practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company has no accruals for interest or penalties on its accompanying consolidated balance sheets as of December 31, 2013 and 2012, and has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss for all periods presented.

RECEPTOS, INC.

Notes to Consolidated Financial Statements (Continued)

12. Employee Benefits

        The Company has a defined contribution 401(k) plan for all employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. During the years ended December 31, 2013 and 2012, the Company did not make any matching contributions.

13. Selected Quarterly Financial Information (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2013 and 2012 are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Collaborative revenue	$1,488	$1,238	$1,142	$773
Operating expenses	$9,082	$11,030	$16,550	$15,872
Net loss	$(9,649)	$(9,918)	$(15,565)	$(15,244)
Basic and diluted net loss per common share(1)	$(5.46)	$(0.98)	$(0.88)	$(0.86)
2012:
Collaborative revenue	$1,325	$1,690	$1,794	$3,838
Operating expenses	$5,223	$5,040	$7,798	$8,296
Net loss	$(3,902)	$(3,349)	$(6,003)	$(4,456)
Basic and diluted net loss per common share(1)	$(3.53)	$(2.67)	$(4.44)	$(3.08)

(1)
Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

14. Subsequent Events (Unaudited)

        Sale of Common Stock.    On January 14, 2014, the Company completed an underwritten public offering of 3,818,000 shares of its common stock at an offering price of $30.75 per share. The Company received net proceeds of approximately $109.9 million, after deducting underwriting discounts, commissions and offering-related expenses of $7.5 million.

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed June 20, 2013).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed June 20, 2013).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.2		Third Amended and Restated Investors' Rights Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.3		Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors' Rights Agreement, dated February 23, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.4		Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors' Rights Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.5		Approval with Respect to Series B Preferred Stock Purchase Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.6		Third Amended and Restated Right of First Refusal and Co-Sale Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.7		Form of Omnibus Acknowledgment and Agreement with Respect to Potential Initial Public Offering, dated April 18, 2013, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.1	#	Form of Indemnification Agreement between Receptos, Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.2	#	2008 Stock Plan, as amended to date (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.3	#	Form of Stock Option Agreement for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

Exhibit Number		Description
10.4	#	Form of Stock Option Agreement—Early Exercise for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.5	#	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.6	#	Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreements for awards granted under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.7	#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.8		Lease, dated August 24, 2007, between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.9		First Amendment to Lease, dated March 30, 2008, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.10		Second Amendment to Lease, dated May 11, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.11		Amended and Restated Second Amendment to Lease, dated September 15, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.12		Assignment, dated June 8, 2010, by and between Apoptos, Inc. and Receptos, Inc. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.13		Third Amendment to Lease, dated January 6, 2012, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.14		Fourth Amendment to Lease, dated September 30, 2013, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-193074), originally filed on December 24, 2013).

10.15	†	License Agreement, dated June 18, 2009, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

Exhibit Number		Description
10.16	†	First Amendment to License Agreement, dated June 13, 2011, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.17	†	Amendment to License Agreement, dated April 2, 2012, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.18	†	License Agreement, dated April 21, 2009, by and between Receptos, Inc. (formerly known as Receptor Pharmaceuticals, Inc.) and The Scripps Research Institute (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.19	†	Collaboration Agreement, dated December 20, 2010, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.20	†	First Amendment to Collaboration Agreement, dated March 14, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.21	†	Second Amendment to Collaboration Agreement, dated March 1, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.22	†	License and Technology Transfer Agreement, dated December 28, 2010, by and between Receptos, Inc. and Ortho- McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.23	†	Collaboration Agreement, dated December 5, 2011, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.24	†	Development License and Option Agreement, dated October 3, 2012, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.25		First Amendment to Development License and Option Agreement, dated January 28, 2013, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.26	#	Restricted Stock Issuance Agreement, dated November 19, 2010, between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

Exhibit Number		Description
10.27	#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Robert J. Peach (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.28	#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Marcus F. Boehm (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.29	#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Edward Roberts (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.30	#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Hugh Rosen (incorporated by reference to Exhibit 10.38 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.31		Credit and Security Agreement, dated April 19, 2013, between Receptos, Inc., Apoptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.40 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.32		Pledge Agreement, dated April 19, 2013, between Receptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.41 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.33		Secured Promissory Note, dated April 19, 2013, issued by Receptos, Inc. and Apoptos, Inc. to MidCap Funding III, LLC (incorporated by reference to Exhibit 10.42 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.34	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.35	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Graham Cooper (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.36	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Sheila K. Gujrathi, M.D. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.37	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Robert Peach, Ph.D. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.38	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Marcus F. Boehm, Ph.D. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

10.39	#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Chrysa Mineo (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed October 31, 2013).

Exhibit Number		Description
10.40	#	Employment Agreement, dated November 26, 2013, by and between Receptos, Inc. and Christian Waage.

10.41	†	First Amendment to Collaboration Agreement, dated December 6, 2013, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 10, 2013).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

23.1		Consent of independent registered public accounting firm.

24.1		Power of Attorney (see signature page).

31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	@	XBRL Instance Document

101.SCH	@	XBRL Taxonomy Extension Schema Document

101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	@	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	@	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	@	XBRL Taxonomy Extension Presentation Linkbase Document

#
Management contract or compensatory arrangement.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

@
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.