Form 10-Q
period 2014-03-31
Receptos, Inc.
filed 2014-05-12
CIK 1463729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35900

RECEPTOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4190792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10835 Road to the Cure, Suite 205, San Diego CA	92121
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 15, 2014 was 22,169,312.

RECEPTOS, INC.

Table of Contents for Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,120	$23,805
Short-term investments	126,451	45,685
Prepaid expenses and other current assets	1,906	914

Total current assets	160,477	70,404
Property and equipment, net	395	269
Other assets	274	555

Total assets	$161,146	$71,228

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,489	$5,096
Accrued expenses	6,258	7,612
Accrued compensation and benefits	1,035	1,998
Current portion of term loan	1,177	735
Current portion of deferred revenue	3,300	700

Total current liabilities	16,259	16,141
Term loan, less current portion	3,785	4,180
Deferred rent	79	112

Total liabilities	20,123	20,433
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 22,169 and 18,350 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	22	18
Additional paid-in capital	258,417	146,680
Accumulated comprehensive income (loss)	(7)	6
Accumulated deficit	(117,409)	(95,909)

Total stockholders’ equity	141,023	50,795

Total liabilities and stockholders’ equity	$161,146	$71,228

See accompanying notes to these unaudited condensed consolidated financial statements.

RECEPTOS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013

Collaborative revenue	$1,350	$1,488
Operating expenses:
Research and development	20,007	8,020
General and administrative	2,759	1,062

Total operating expenses	22,766	9,082

Loss from operations	(21,416)	(7,594)

Other income (expense):
Interest income	73	1
Interest expense	(157)	—

Net loss	(21,500)	(7,593)
Preferred stock deemed dividend	—	(2,056)

Net loss attributable to common stockholders	$(21,500)	$(9,649)

Net loss per share:
Net loss per common share, basic and diluted	$(1.01)	$(5.46)

Weighted average shares used to compute basic and diluted net loss per common share	21,195	1,767

Comprehensive loss:
Net loss	$(21,500)	$(7,593)
Unrealized loss on marketable securities	(13)	—

Comprehensive loss	$(21,513)	$(7,593)

See accompanying notes to these unaudited condensed consolidated financial statements.

RECEPTOS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(21,500)	$(7,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,845	109
Depreciation and amortization	89	92
Deferred rent	(33)	(28)
Other	399	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(973)	6
Accounts payable	(607)	868
Accrued expenses	(1,335)	(25)
Accrued compensation and benefits	(963)	(471)
Deferred revenue	2,600	(420)

Net cash used in operating activities	(20,478)	(7,462)

Cash flows from investing activities
Purchases of marketable securities	(86,925)	—
Maturities and sales of marketable securities	5,801	—
Purchases of property and equipment	(215)	—

Net cash used in investing activities	(81,339)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	110,121	—
Proceeds from exercise of stock options and warrants	14	26
Repurchase of common stock	(3)	—
Proceeds from issuance of convertible preferred stock	—	21,192
Deferred public offering costs	—	(871)

Net cash provided by financing activities	110,132	20,347

Increase in cash and cash equivalents	8,315	12,885
Cash and cash equivalents at beginning of the period	23,805	5,427

Cash and cash equivalents at end of the period	$32,120	$18,312

Non-cash financing activity:
Preferred stock deemed dividend	$—	$2,056

Supplemental cash flow information:
Accrued expenses related to deferred offering costs	$—	$619

Cash paid for interest	$157	$—

Release of repurchase liability for restricted stock	$19	$24

See accompanying notes to these unaudited condensed consolidated financial statements.

RECEPTOS, INC.

Notes to Condensed Consolidated Financial Statements

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

The consolidated financial statements include the accounts of Receptos, Inc. and its wholly owned subsidiaries, Apoptos, Inc. (Apoptos) and Receptos UK Ltd., which are both currently inactive. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in our Form 10-K.

Liquidity

The Company has incurred losses since inception and negative cash flows from operating activities and, as of March 31, 2014, the Company had an accumulated deficit of $117.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its drug candidates; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company had cash, cash equivalents and short-term investments of $158.6 million as of March 31, 2014. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make informed estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals and revenue recognition. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment operating primarily in the United States.

Cash and Cash Equivalents

The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents include cash in readily available checking and money market accounts, as well as corporate debt securities.

Short-Term Investments

The Company carries short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair-value hierarchy outlined below. The Company records unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities are determined using the specific identification method and we include net realized gains and losses in interest income.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. An impairment loss is recognized at the time the Company determines that a decline in the fair value below its cost basis is other-than-temporary.

Fair-value of Financial Instruments

The valuation of assets and liabilities are subject to fair value measurements using a three-tiered approach and fair-value measurement is classified and disclosed by the Company in one of the following three categories:

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

The carrying amounts of all cash, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short-term nature of these items. The Company reports its available-for-sale securities at their estimated fair value based on quoted market prices for identical or similar instruments.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any significant impairment losses during the three months ended March 31, 2014 and 2013.

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

Milestones. The Company evaluates all milestones at the beginning of the agreement to determine if they meet the definition of a substantive milestone. Revenue is recognized from milestone payments when earned, provided that (i) the milestone event is substantive, in that it can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, and its achievability was not reasonably assured at the inception of the agreement, (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone, and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payments appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.

Deferred Revenue. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

Research and Development

Research and development (R&D) expenses include the costs associated with the Company’s R&D activities, including salaries, benefits and occupancy costs. Also included in R&D expenses are third-party costs incurred in conjunction with contract manufacturing for its R&D programs and clinical trials, including the cost of clinical trial drug supply shipped to the Company’s clinical study vendors, costs incurred by contract research organizations (CROs) and regulatory expenses. R&D costs are expensed as incurred, except when accounting for nonrefundable advance payments for goods or services to be used in future R&D activities. These payments are capitalized at the time of payment and expensed as the related goods are delivered or the services are performed.

Clinical Trial Costs and Accruals

The Company accounts for a significant portion of its clinical trial costs according to the terms of its contracts with CROs. The financial terms of its CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing its condensed consolidated financial statements, the Company relies on cost information provided by its CROs (concerning monthly expenses as well as reimbursement for pass through costs). The Company is also required to estimate certain of its expenses resulting from its obligations under its CRO contracts. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options granted to employees and members of its board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model, net of estimated forfeitures. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method. In accordance with the authoritative accounting literature, options subject to both performance and time-based vesting conditions are expensed using an accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards, resulting in accelerated expense recognition during the earlier vesting periods. The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

For performance-based awards to employees (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes achieving the performance criteria is probable. For performance-based awards to non-employees, no expense is recognized until such time as the milestone event is achieved. Upon achievement, the portion of the milestone subject to immediate vesting is expensed based upon the then fair value of the award. For the portion of the award further subject to time-based vesting restrictions, expense is recorded quarterly, at the then fair value, as the shares vest until such time as performance is complete.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. The calculation of the weighted-average number of shares outstanding excludes shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 0.4 million and 0.8 million shares as of March 31, 2014 and 2013, respectively.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive. Dilutive common stock equivalents are comprised of common stock options (for the three months ended March 31, 2014) and convertible preferred stock and common stock options (for the three months ended March 31, 2013). Potentially dilutive common stock options totaled 1.4 million and 0.1 million shares as of March 31, 2014 and 2013, respectively. For the three months ended March 31, 2013, the calculation of net loss per share also excludes the dilutive impact of 72.3 million shares of convertible preferred stock (which converted into 9.6 million shares of common stock in May 2013).

3.	Short-Term Investments

Investment securities, consisting of money market funds, commercial paper and debt instruments of financial institutions and corporations, are considered to be available-for-sale securities and are classified in the balance sheets as part of either cash equivalents or short-term investments. Available-for-sale securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $28.3 million and $19.1 million as of March 31, 2014 and December 31, 2013, respectively. The carrying value of available for sale securities classified as short-term investments consisted of the following (in thousands):

	As of March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$49,417	$27	$—	$49,444
Corporate debt securities	77,041	1	(35)	77,007

Total	$126,458	$28	$(35)	$126,451

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$18,927	$17	$—	$18,944
Corporate debt securities	26,752	—	(11)	26,741

Total	$45,679	$17	$(11)	$45,685

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale investment securities as of March 31, 2014. All of the Company’s available-for-sale investment securities held at March 31, 2014 and December 31, 2013 had maturity dates of less than one year.

Available-for-sale investment securities are classified within the fair-value hierarchy as defined by authoritative guidance. The Company has not transferred any investment securities between the classifications. The fair value of the Company’s investment holdings is summarized in the following tables (in thousands):

	As of March 31, 2014
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$19,006	$19,006	$—	$—
Commercial paper	54,693	—	54,693	—
Corporate debt securities	81,011	—	81,011	—

Total	$154,710	$19,006	$135,704	—

	As of December 31, 2013
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,147	$8,147	$—	$—
Commercial paper	18,944	—	18,944	—
Corporate debt securities	37,649	—	37,649	—

Total	$64,740	$8,147	$56,593	—

The majority of the Company’s securities have been classified as Level 2. The Company obtains the fair value of its Level 2 investments from the custodian bank or from a professional pricing service.

4.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	March 31, 2014	December 31, 2013
Prepaid insurance	$164	$321
Interest receivable	704	277
Prepaid other	1,038	316

Total prepaid expenses and other current assets	$1,906	$914

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

	Useful life	March 31, 2014	December 31, 2013
Laboratory equipment	3 years	$3,048	$2,860
Computer equipment and software	3 years	150	150
Leasehold improvements	7 years	880	854

		4,078	3,864
Less accumulated depreciation and amortization		3,683	3,595

Property and equipment, net		$395	$269

Accrued Expenses

The following table summarizes major classes of accrued liabilities (in thousands):

	March 31, 2014	December 31, 2013
Accrued research and development services	$3,994	$3,197
Accrued royalty payable	—	550
Other accrued liabilities	2,264	3,865

Total accrued expenses	$6,258	$7,612

5.	Collaborative Arrangements

The Company has entered into various license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies. Under these arrangements, the Company is entitled to receive license fees, upfront payments, milestone payments (when and if certain research or technology transfer milestones are achieved), development milestones (in one instance based solely upon the Company’s partner’s performance) and/or reimbursement for research and development activities. The Company’s costs of performing these services are included in research and development expense.

Collaboration with Ono Pharmaceutical Co., Ltd. In December 2011, the Company entered into a co-exclusive Collaboration Agreement with Ono to utilize the Company’s proprietary GPCR structure determination technologies for the identification of a high resolution novel protein crystal structure of an Ono proprietary GPCR drug discovery target. In December 2011, Ono paid the Company an upfront fee of $2.5 million as consideration for technology access. The Company determined there was one unit of accounting under the Collaboration Agreement. As such, the upfront fee is being recognized as collaborative revenue on a straight-line basis over the expected period of performance of the arrangement.

The Collaboration Agreement also provided for payments to the Company upon achievement of certain milestone events. The Company concluded that certain of these milestone payments did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception of the Collaboration Agreement. Such revenue was deferred and is being amortized over the expected period of performance of the arrangement. Additionally, operating results for the three months ended March 31, 2014 and 2013 include collaborative revenues associated with achievement of research milestones that the Company determined did satisfy the criteria for treatment as substantive milestones. The Company recognized collaborative revenue associated with milestone payments of $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

In December 2013, the Collaboration Agreement was amended to allow for the early termination of the research term and the Company agreed to perform technology transfer and training with respect to, and to grant Ono a non-exclusive sublicense to, the Company’s GPCR technology platform for high-resolution crystal structure determination. Pursuant to the amendment, the Company received upfront license and collaborative research termination fees totaling $3.7 million in the first quarter of 2014 and is eligible to receive technology transfer milestone payments of up to an additional $2.0 million (upon satisfaction of certain predetermined criteria). The Company determined there was one unit of accounting under the Amendment. As such, the upfront fees of $3.7 million, along with the remaining deferred revenue of $0.7 million from the Collaboration Agreement are being amortized over the revised expected period of performance of 12 months. The Company determined the technology transfer milestone payments did not satisfy the criteria for treatment as substantive milestones.

Under the Amendment, the Company also remains eligible for research milestone payments of up to another $1.8 million based on successful completion of certain research activities and for development milestone payments of up to $13.5 million for the achievement of development milestones based solely upon Ono’s performance.

6.	Term Loan and Security Agreement

On April 19, 2013, the Company entered into a credit and security agreement with MidCap Funding III, LLC. The Company borrowed $5.0 million under this facility during 2013, and upon attainment of certain stipulated milestones, the Company will be able to borrow up to an additional $10.0 million under the facility through December 31, 2014. The interest rate under the credit and security agreement is 8.25%, and there is an interest-only period until August 1, 2014, followed by a 34-month principal and interest period. Any unpaid amounts mature and become payable on May 1, 2017. Pursuant to the credit and security agreement, the Company provided a first-priority security interest in all existing and after-acquired assets (excluding intellectual property owned by the Company, which is subject to a negative pledge arrangement).

The loan was recorded at its initial carrying value of $5.0 million, less the debt discount of $0.2 million. The debt discount included an initial fee and certain reimbursed costs of the transaction paid to the lender. At the time of final payment of the loan, the Company must also pay an exit fee based on a percentage of the drawn amount to the lender (as of March 31, 2014, the exit fee obligation is $350,000). In addition, if the Company’s repayment obligation is accelerated following an event of default, or if the Company elects to prepay any portion of the loan, the Company must also pay a prepayment fee of 3% of the principal being repaid (dropping to 2% after August 18, 2014 and then to 1% after December 18, 2015). The debt discount and the exit fee are being accreted to interest expense over the loan term.

Future principal payments due under the loan agreement are as follows (in thousands):

2014 (nine months remaining)	$735
2015	1,765
2016	1,765
2017	735

Total future principal payments due under loan agreement	$5,000

7.	Commitments and Contingencies

License Agreements

The Company has license agreements with The Scripps Research Institute, or TSRI, that require it to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. The Company’s agreements with TSRI include the following:

S1P1R Modulators License Agreement. In April 2009, the Company entered into a License Agreement with TSRI, whereby the Company received an exclusive worldwide license under the Licensed Patent Rights (as defined in the license agreement) for S1P1R modulators and a non-exclusive worldwide license to the Licensed Materials (as defined in the license agreement). In consideration, the Company (i) agreed to pay a nominal annual maintenance fee, (ii) is responsible for paying royalties on annual net Sales of Licensed Product ranging between 1.5% and 2.0%, for Licensed Product until such time as the expiration of the last valid claim, (iii) is responsible for paying royalties ranging between 0.75% and 1.0%, on annual net Sales of Non-Patent Product until such time as one or more generic versions of such Non-Patent Product are commercially sold and the Company demonstrates to TSRI that sales of such generic products account for a specific percentage of aggregate unit sales in a calendar quarter, (iv) is responsible for paying product development milestone payments not to exceed $4.4 million, and (v) is responsible for paying a percentage of any sublicense revenue payments received by the Company.

Technology Platform License Agreement. In June 2009, the Company entered into a Technology Platform License Agreement with TSRI whereby the Company received an exclusive worldwide license under the Licensed Patent Rights, as defined, and a non-exclusive worldwide license under the Know-How (as defined in the Technology Platform License Agreement). In consideration, the Company (i) agreed to pay a nominal annual maintenance fee beginning after June 18, 2011, which is credited against running royalties during the term of the agreement, (ii) agreed to pay running royalties at a de minimus rate of annual Net Sales of Company Products until June 18, 2019, (iii) agreed to pay product development milestone payments not to exceed approximately $1.0 million and (iv) is required to make non-creditable, non-refundable Aggregate Technology Income (ATI) (as defined in the Technology Platform License Agreement) payments of 7.5% of the first $100 million of cumulative ATI, except that no ATI payments is due on the first $2.5 million in cumulative ATI and a reduced percentage of that portion of cumulative ATI that is in excess of $100 million. All product development milestone and ATI payments are payable up to June 18, 2027.

Royalty consideration paid to TSRI under these agreements totaled $0.6 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Royalties are expensed as incurred and are included in research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

Operating Lease

The Company’s lease to rent laboratory and office space in San Diego, California commenced in March 2008 and, as amended, expires in October 2014. The Company also has two options to extend the lease for successive three-year periods. Under the terms of the lease the Company maintains a letter of credit totaling $0.1 million. The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease term of March 2008 through October 2014. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. The Company also pays property taxes, maintenance and insurance, in addition to rent.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2014, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

8.	Stockholders’ Equity

Preferred Stock

In May 2013, the Company filed an amended and restated certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock, none of which is outstanding.

Common Stock

Reverse Stock Split. On April 25, 2013, the Company implemented a 1-for-7.5 reverse stock split of its outstanding common stock. The accompanying consolidated financial statements give retroactive effect to the reverse split for all periods presented.

Restricted Common Stock. The Company’s 2008 Stock Plan allowed for the early exercise of options issued under the plan. As of March 31, 2014, options for the purchase of 970,000 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 246,000 are unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. This repurchase obligation is included in accrued expenses. During the three months ended March 31, 2014 and 2013, the Company repurchased 12,833 and 0 unvested shares, respectively, which were previously purchased pursuant to early exercised stock options.

Prior to 2013, the Company issued restricted common stock to certain founders and officers of the Company. As of March 31, 2014, 63,000 shares associated with these restricted stock awards were subject to repurchase by the Company.

Sale of Common Stock. On January 14, 2014, the Company completed a secondary underwritten public offering of 3,818,000 shares of its common stock at an offering price of $30.75 per share. The Company received net proceeds of approximately $109.9 million, after deducting underwriting discounts, commissions and offering-related expenses of $7.5 million.

9.	Stock Options and Stock-Based Compensation

The Company’s 2013 Stock Incentive Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors and consultants. The Company issues both performance-based and time-based stock options and restricted stock awards. Performance-based awards generally vest 25% upon achievement of a milestone event, with monthly time-based vesting over the subsequent 36 months, while time-based awards generally vest over a four-year period commencing on the first anniversary of the date of grant with monthly vesting thereafter. Milestone events are specific to corporate goals. Awards generally expire ten years from the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2014 (share amounts in thousands):

	# Shares	Weighted Average Exercise Price per Share

Outstanding at December 31, 2013	1,398	$14.78
Granted	73	41.37
Exercised	(15)	0.84
Forfeited	(20)	14.65

Outstanding at March 31, 2014	1,436	$16.49

In March 2014, the Company granted 7,445 restricted stock units to certain employees. The awards are subject to performance-based and time-based vesting conditions. The expense associated with these awards is being recognized over the anticipated service period.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The following table summarizes stock-based compensation expense for all equity awards granted (in thousands):

	Three months ended March 31,
	2014	2013
Research and development	$1,037	$60
General and administrative	808	49

Total stock-based compensation expense	$1,845	$109

10.	Subsequent Events

In April 2014, the Company entered into a commercial lease agreement for a new headquarters location in San Diego, California. The ten-year lease term is expected to commence no later than December 31, 2014, and the Company will lease approximately 42,000 square feet of laboratory and office space. Base monthly rent payments in the initial amount of approximately $137,000 are expected to commence no later than October 2015, and the total estimated base rent payments over the life of the lease are estimated to be approximately $17.6 million. In addition to the base rent payment, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The Company will also incur costs to build out this location to its specifications, subject to a tenant improvement allowance from the landlord. The lease can be terminated by the Company after five years, subject to payment of a lease termination fee as well as certain other costs. The Company has the option to extend the term of this lease for an additional five-year period with a base rent equal to market rate, as determined in accordance with the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K filed with the Securities and Exchange Commission (SEC). As used in this report, unless the context suggests otherwise, “the Company” and “Receptos” mean Receptos, Inc.

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

Forward-looking statements include, but are not limited to, statements about:

•	the initiation, cost, timing, progress and results of our research and development activities, including preclinical and clinical studies;

•	our ability to obtain and maintain regulatory approval of RPC1063, RPC4046 and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to enter into collaboration agreements to pursue the development, regulatory approval and commercialization of our product candidates;

•	our collaboration partners’ election to pursue development and commercialization;

•	our ability, and the ability of our in-licensors, to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to enter and serve those markets;

•	our ability to successfully commercialize our product candidates, if approved;

•	the rate and degree of market acceptance of our product candidates, if approved;

•	our ability to develop sales and marketing capabilities, whether alone or with potential collaborators, to commercialize our product candidates, if approved;

•	regulatory developments in the US and foreign countries;

•	the performance of third parties in connection with the development of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•	the development, regulatory approval and commercial success of competing therapies;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our use of our available cash; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics for immune disorders. Our product candidates span three distinct specialty disease areas. We are developing our lead asset, RPC1063, as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD), which consists of Ulcerative Colitis (UC) and Crohn’s Disease (CD). We are developing our second asset, RPC4046, for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), which is an Orphan Disease. Our strategy is to develop best-in-class (by mechanism of action) drug candidates and selectively pursue first-in-class (based on projected timing of approval) market positions.

Since our inception, we have focused our attention on, and devoted substantial resources to, developing RPC1063 and RPC4046. We are focused on two indications for RPC1063, one of which is currently the subject of randomized Phase 2 and Phase 3 portions of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. In addition, we have an open IND with respect to RPC4046 and plan to initiate a randomized Phase 2 study.

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform. Under these agreements we have received upfront payments, license fees, research and development funding and research and/or development milestones. We have not generated any revenue from product sales. Through March 31, 2014, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred significant operating losses since our inception in 2008 and, as of March 31, 2014, we had an accumulated deficit of $117.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase substantially as we:

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

To fund future operations we will likely need to raise additional capital. Our existing cash and cash equivalents and our access to funds through the credit and security agreement we entered into with MidCap Funding III, LLC (MidCap), in April 2013, will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital for our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Operations Overview

Revenues

Our revenues to date have been generated from payments under various collaborative research and development arrangements and a license agreement with pharmaceutical and biotechnology companies. Under our arrangements, we are entitled to receive upfront payments, license fees, research and development funding and research, development and technology transfer milestone payments when and if certain related milestones are achieved. Certain milestone payments are based solely upon our counterparty’s performance.

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

Research and development expenses

Research and development (R&D) expenses primarily consist of costs associated with our research activities, including our drug discovery efforts, and the preclinical and clinical development of our product candidates. Our R&D expenses include:

•	external R&D expenses incurred under arrangements with third parties, such as contract research organizations (CROs), consultants and our scientific advisory board;

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	license and royalty fees; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

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

To date, we have conducted research on two classes of GPCR-targeted therapeutics, sphingosine 1-phosphate 1 receptor (S1P1R) modulators and glucagon-like-peptide-1 receptor (GLP-1R) positive allosteric modulators (PAMs), including through the utilization of our GPCR technology platform, with the goal of identifying product candidate characteristics that may lead to best-in-class profiles. Our development is focused on two indications for our lead asset RPC1063, one of which is currently the subject of randomized Phase 2 and Phase 3 portions of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. In the near future, we anticipate the majority of our financial resources to be dedicated to development of RPC1063. We also intend to initiate clinical development for an in-licensed asset, RPC4046, and advance our GLP-1R PAM program through preclinical development. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical development programs.

During the first quarter of 2011, we began tracking external development costs once our lead product candidate development program entered the clinical stage. Such costs were not significant prior to that time. From the beginning of 2011 through March 31, 2014, costs associated with developing RPC1063 have been our largest research-related expenditure, representing 65% of our total R&D expenses. Such costs totaled $14.1 million, or 70%, of R&D expenses for the three months ended March 31, 2014. We have contracted with a CRO to manage our clinical trials under an agreed upon budget for each study, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing, prior to commencement of the work. Our internal R&D costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

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

Our lead product, RPC1063, is in mid-stage clinical development for two indications, RMS and UC, and our second clinical product, RPC4046, is being prepared for Phase 2 study in EoE. We have an active research program at the stage of lead series determination. Successful development of current and future product candidates from this program is highly uncertain. Completion dates and completion costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to each program or potential product candidate, as well as ongoing assessments as to each current or future product candidate’s commercial potential. We will need to raise substantial additional capital and may seek collaborative agreements in the future in order to advance our various programs.

General and administrative expenses

General and administrative (G&A) expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, corporate development and support functions. Other G&A expenses include allocated facility-related costs not otherwise included in R&D expenses, travel expenses and professional fees for auditing, tax, patent costs and legal services.

We expect that G&A expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company and complying with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations activities.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2014.

Results of Operations

The period-to-period comparison of our consolidated financial results below is not necessarily indicative of consolidated financial results that will be achieved in future periods.

Comparison of Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations together with the changes in those items in dollars (in thousands):

	Three months ended March 31,
	2014	2013	Increase
Collaborative revenues	$1,350	$1,488	$(138)
Research and development expenses	20,007	8,020	11,987
General and administrative expenses	2,759	1,062	1,697
Deemed dividend	—	2,056	(2,056)

Collaborative Revenues. The following table summarizes our sources of revenue by partner for each of the three months ended March 31, 2014 and 2013 (in thousands):

Partner	Amortization of upfront Fees and Non-Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$1,100	$250	$—	$1,350

Total for the three months ended March 31, 2014	$1,100	$250	$—	$1,350

Ono Pharmaceutical Co., Ltd.	$420	$250	$818	$1,488

Total for the three months ended March 31, 2013	$420	$250	$818	$1,488

Collaborative revenues were $1.4 million for the three months ended March 31, 2014, compared to $1.5 million for the comparable prior-year period. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over the estimated period of performance, and R&D funding received from our collaborative arrangements. The decrease in our collaborative revenues during 2014 in comparison to the prior year reflects the termination of R&D funding from Ono in connection with the amendment of our agreement with Ono in December 2013.

Research and Development Expenses. The following table summarizes our R&D expenses for each of the three months ending March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,		Increase
	2014	2013
Third-party clinical trial costs:
RPC1063 – RMS study costs	$5,550	$1,557	$3,993
RPC1063 – UC study costs	2,404	1,403	1,001
RPC1063 – Joint development study costs	6,105	2,404	3,701

Total external clinical trial costs	14,059	5,364	8,695
Other unallocated R&D costs	5,948	2,656	3,292

Total R&D expenses	$20,007	$8,020	$11,987

R&D expenses were $20.0 million for the three months ended March 31, 2014, compared to $8.0 million for the same period ended March 31, 2013. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 startup costs for our Phase 2/3 trial of RPC1063 in RMS, and increased activity related to the Phase 2 trial of RPC1063 in UC.

General and Administrative Expenses. G&A expenses were $2.8 million for the three months ended March 31, 2014, compared to $1.1 million for the same period ended March 31, 2013. The increase in G&A expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly-traded company. The overall increase is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $0.8 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees and insurance.

Deemed Dividend. On March 27, 2013, pursuant to the terms of the Series B Preferred Stock Purchase Agreement dated as of February 3, 2012, we closed the sale of 8.2 million shares of Series B Convertible Preferred Stock, at $1.03 per share, for aggregate net proceeds of $8.4 million. The shares issued in this financing were sold at a price per share below the reassessed deemed fair value of our common stock at that time. Accordingly, we recorded a deemed dividend charge of $2.1 million in the first quarter of 2013 associated with the issuance of such shares, which is equal to the number of shares of Series B Convertible Preferred Stock sold on that date multiplied by the difference between the estimated value of the underlying common stock and the Series B conversion price per share on that date. There was no similar charge for the three months ended March 31, 2014.

Liquidity and Capital Resources

Overview

We have incurred losses and negative cash flows from operating activities since our inception and we anticipate that we will continue to incur net losses into the foreseeable future as we: (i) continue the development and commercialization of our drug candidates; (ii) work to develop additional drug candidates through research and development programs; and (iii) expand our corporate infrastructure, including the costs associated with becoming a public company. We plan to continue to fund losses from operations and capital funding needs through future debt and equity financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs.

As of March 31, 2014, we had cash, cash equivalents and short-term investments of $158.6 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments, along with our access to funds through our credit facility with MidCap Funding III, LLC, or MidCap, (which allows for additional borrowings of up to $10.0 million through December 31, 2014 upon satisfaction of certain borrowing preconditions) will be sufficient to fund our operations for at least the next 12 months.

However, our forecast of the period of time through which our financial resources will be adequate to support our operations may differ materially from actual results.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(20,478)	$(7,462)
Investing activities	(81,339)	—
Financing activities	110,132	20,347

Total	$8,315	$12,885

Operating activities. Net cash used in operating activities was $20.5 million for the three months ended March 31, 2014, compared to $7.5 million for the same period ended March 31, 2013. During the three months ended March 31, 2014 and 2013, the primary use of cash was to fund our R&D activities. The increase in R&D activities is primarily related to increased Phase 2 trial activity and Phase 3 startup costs for our Phase 2/3 trial of RPC1063 in RMS, and increased activity related to the Phase 2 trial of RPC1063 in UC.

Investing activities. Net cash used in investing activities was $81.3 million during the three months ended March 31, 2014. During 2014, we made net purchases of marketable securities of $81.1 million with a portion of the proceeds from our secondary offering of common stock in January 2014. During that same time period, we also purchased $0.2 million in equipment to further support our research and development activities. We had no investing activity during the first quarter of 2013.

Financing activities. During the three months ended March 31, 2014 and 2013, net cash provided by financing activities was $110.1 million and $20.3 million, respectively. During the first quarter of 2014, the net cash provided by financing activity was primarily attributable to the net proceeds from our public offering. During the first quarter of 2013, we raised $21.2 million from the sale of Series B Convertible Preferred Stock. During the same time period, we also had expenditures totaling $0.9 million associated with our efforts to raise capital through an initial public offering of our common stock.

Off-Balance Sheet Arrangements

Through March 31, 2014, we have not entered into, and did not have any relationships with, unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our cash primarily in commercial paper and debt instruments of financial institutions, corporations, US government-sponsored agencies and the US Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

In April 2013, we entered into a credit and security agreement under which we drew down $5.0 million. The interest rate under the credit and security agreement is 8.25%, and there is an interest-only payment period until August 1, 2014, followed by a 34-month principal and interest payment period. The interest rate is fixed during the repayment term and therefore does not subject us to interest rate fluctuation risk.

Foreign Currency Exchange Risk

We contract with CROs and investigational sites in several foreign countries, including countries in Eastern and Western Europe and the Asian Pacific. In addition, we purchase certain supplies, including comparator drug supply for our Phase 3 program in RMS, outside the U.S. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes on these contracts.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2014 and 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with the other information contained in this quarterly report and the financial statements and notes thereto for the year ended December 31, 2013 before making your decision whether to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical-stage company with no approved products and no historical product revenues, which makes it difficult to assess our future prospects and financial results.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking preclinical studies and clinical trials of our product candidate RPC1063, and in-licensing and preparing for the clinical development of our product candidate RPC4046. As an early stage company, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, the ability to predict our future operating results or business prospects is more limited than if we had a longer operating history or approved products on the market.

Our actual financial condition and operating results have varied significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	the results of our clinical trials through all phases of clinical development;

•	the timing of commencement of, and enrollment in, our clinical trials;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

•	our ability to secure and maintain collaborations, licensing or other arrangements for the future development and/or commercialization of our product candidates, as well as the terms of such arrangements;

•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

•	competition from existing products, as well as new products that may receive marketing approval;

•	the availability of generic versions of products that compete with our product candidates;

•	the timing of regulatory review and approval of our product candidates;

•	market acceptance of our product candidates that receive regulatory approval, if any;

•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability, and the ability of third parties on which we rely upon for clinical development of our product candidates such as contract research organizations (CROs), to adhere to clinical study and other regulatory requirements;

•	the ability of third-party manufacturers to manufacture our product candidates for the conduct of clinical trials and, if approved, for successful commercialization;

•	the cost, availability and timeliness of supply of sufficient quantities of comparator drugs used in certain of our clinical trials;

•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies;

•	costs related to potential intellectual property disputes, and the outcome of any such dispute;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to identify and develop additional product candidates; and

•	our ability to build our finance infrastructure and improve our accounting systems and controls.

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with an early stage drug development company, many of which are outside of our control, and past operating or financial results should not be relied on as an indication of future results.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the three months ended March 31, 2014 was approximately $21.5 million, and as of March 31, 2014, we had an accumulated deficit of $117.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness and/or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

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

Our business and future success is substantially dependent on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC1063, which is in the Phase 2 and Phase 3 portions of a Phase 2/3 study for RMS and a Phase 2 study for UC. Our business and future success also depends on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC4046, which we are preparing for a Phase 2 study in EoE. Our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply, building of, or partnering with, a commercial organization, substantial investment and significant marketing efforts before any revenues can be generated from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. We cannot assure you that our clinical trials for RPC1063 or RPC4046 will be completed in a timely manner, or at all, or that we will be able to obtain approval from the FDA, the EMA or any other foreign regulatory authority for either of these product candidates. We cannot be certain that we will advance any other product candidates into clinical trials. If any of RPC1063, RPC4046 or any future product candidate is not approved and commercialized, we will not be able to generate any product revenues. Moreover, any delay or setback in the development of any product candidate could adversely affect our business and cause our stock price to fall.

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

We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining Institutional Review Board (IRB) approval at each site;

•	obtaining regulatory concurrence on the design and parameters for the trial;

•	obtaining approval for the design of the Phase2/3 trial of RPC1063 in RMS for each country targeted for trial enrollment;

•	recruiting suitable patients to participate in a trial, which may be impacted by the number of competing trials that are enrolling patients;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites;

•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of comparator drug for use in clinical trials; or

•	the availability of adequate financing and other resources.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Monitoring Committee (DMC) for such trial or by the FDA or other regulatory authorities. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, it is possible that safety issues or adverse side effects could be observed in one or both of our Phase 2 trials for RPC1063 in RMS and UC or the Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS, which could result in a delay, suspension or termination of either or both of the Phase 2 trials or the Phase 3 portion of the Phase 2/3 study of RPC1063 in RMS. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The competition in the RMS market is particularly intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) ß-1a), Betaseron® (IFN ß -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN ß-1a)), Tysabri® (natalizumab), mitoxantrone, Aubagio®, Gilenya® and Tecfidera®. In addition, in 2012 two drug candidates for RMS were submitted for regulatory approval, laquinimod (in the EU) and LemtradaTM, and there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn’s Disease (CD), drug sales from three therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia® (certolizumab pegol) and Humira® (adalimumab)) and antimetabolites (including methotrexate and others). In addition, there are several late-stage pipeline programs in development for IBD indications, including Entyvio® (vedolizumab) which was submitted for regulatory approval for UC and CD in June 2013 and has a Prescription Drug User Fee Act (PDUFA) action date of May 20, 2014. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

Oral RMS therapies in particular represent competition for us, since RPC1063 is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2013, Gilenya® achieved approximately $1.9 billion in worldwide sales and in the first quarter of 2014 achieved $552 million in worldwide sales, an increase of 31% over 2013 first quarter sales. Like RPC1063, Gilenya® is an S1PR modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, RPC1063 is in the Phase 2 and Phase 3 portions of a Phase 2/3 trial for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by RPC1063, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been, or may soon be, approved. Specifically, in September 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and in March 2013, Biogen Idec’s Tecfidera® became the third oral therapy approved for RMS. Of the two drug candidates for RMS submitted for regulatory approval in 2012, one (laquinimod, submitted for approval in the EU) is also an oral therapy. The second, Sanofi’s LemtradaTM (alemtuzumab), was approved in the EU in September 2013 as a twice-yearly, intravenously infused therapy. Following a BLA submission, the FDA provided Sanofi with a Complete Response Letter in December 2013, and Sanofi has announced that it plans to resubmit a supplemental BLA (sBLA) in the second quarter of 2014 addressing the issues noted by the FDA in the Complete Response Letter. Although not an S1PR modulator, Tecfidera® in particular has built upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. Tecfidera® achieved $877 million in sales in 2013, and in the first quarter of 2014 achieved $506 million in worldwide sales. Beyond Gilenya®, which is approved, the late-stage S1PR modulator drug pipeline of potential competition in RMS consists of four programs: siponimod (under development by Novartis); ceralifimod (under development by Merck Serono and Ono Pharmaceuticals); ponesimod (under development by Actelion); and MT-1303 (under development by Mitsubishi Tanabe).

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

We believe that the effects of S1P1R modulation may have utility in other immune disorders in addition to RMS, such as UC, and we have an ongoing Phase 2 study of RPC1063 in UC. Although we believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC, as clinical development of RPC1063 in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in UC, the safety profile of RPC1063 or the relative pace of development and potential timing for regulatory approval, if any, of RPC1063 in UC. To our knowledge, currently there are no other S1P1 modulators in clinical trials for UC. It is possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of RPC1063 in UC, if successful), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), Pfizer’s oral JAK tyrosine kinase inhibitor is approved for Rheumatoid Arthritis and currently in phase 2 development for CD and phase 3 development for UC, completed a Phase 2 study in 2011 and is in four Phase 3 trials. Although Xeljanz® is not an S1P1R modulator, its advanced stage of development relative to RPC1063 in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC. KRP203, a non-selective S1PR modulator being developed by Kyorin and Novartis, has completed a Phase 2 exploratory trial for UC under Novartis sponsorship and is in Phase 2 development for CD in Japan under Kyorin sponsorship. If RPC1063 is not the first-approved S1PR modulator for UC, the ability of RPC1063 to be approved for commercialization in UC may be adversely affected. In addition, the absence of such status for RPC1063 as an S1P1R modulator and/or oral therapy in UC, as well as any off-label use of another S1P1R modulator in UC, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully in UC.

RPC4046 is a recombinant, humanized, high-affinity, selective, anti-interleukin-13 (IL-13) monoclonal antibody. IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders, with the first human proof-of-concept data being recently obtained in a Phase 2 study of Genentech’s anti-IL-13 antibody lebrikizumab for the treatment of Asthma. We have an open IND for RPC4046 and plan to initiate a Phase 2 clinical study in an allergic/immune-mediated disorder, EoE, which is an Orphan Disease for which there is currently no FDA-approved therapy. It is possible that other anti-IL-13 antibodies may also pursue approval in EoE. For example, QAX-576, an intravenously administered anti-IL-13 antibody currently in development by Novartis for EoE and other indications, has completed an exploratory single dose Phase 2 study in 25 patients with EoE. The absence of status for RPC4046 as the first-approved therapy in EoE may adversely affect the ability of RPC4046, if approved, to gain market share and otherwise be commercialized successfully in EoE. If RPC4046 is not the first-approved therapy for EoE, the ability of RPC4046 to be approved for commercialization may be adversely affected. If approved, the presence of other approved therapies, including in particular any other anti-IL-13 antibodies, would adversely affect the ability of RPC4046 to gain market share and otherwise be commercialized successfully.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may develop. If approved, our product candidates will face competition from commercially available drugs as well as drugs that are in the development pipelines of our competitors.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive. Accordingly, we may seek to enter into collaborations with companies that have more resources and experience. For example, we may seek a development and commercial partner for RPC1063 after the availability of Phase 2 results, particularly since the substantial costs of developing an RMS therapy in later-stage clinical trials may otherwise be prohibitive. If we are unable to obtain a partner for RPC1063, we may be unable to advance the development of RPC1063 through late-stage clinical development and seek approval in any market. In addition, although AbbVie has an option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, if AbbVie declines such option, we may elect to seek a different development and commercial partner for RPC4046 if we believe such Phase 2 results warrant further development. We do not intend to enter into a collaboration agreement for the development of RPC1063 unless we retain key decision-making, development and/or commercialization rights, and it may be difficult to find a suitable partner willing to share such rights. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, supplemental NDA (sNDA), BLA or other submission or to obtain regulatory approval in the US or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change or differ from one another significantly in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failure to obtain regulatory approval to market RPC1063 and/or RPC4046, which would harm our business, results of operations and prospects significantly.

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

We have relied upon and plan to continue to rely upon CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and we control only certain aspects of their activities. We and our CROs also rely upon clinical sites and investigators for the performance of our clinical trials in accordance with the applicable protocols and applicable legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and applicable legal, regulatory and scientific standards, and our reliance on CROs as well as clinical sites and investigators does not relieve us of our regulatory responsibilities. We, our CROs, as well as the clinical sites and investigators are required to comply with current good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, investigators and clinical sites. If we, any of our CROs or any of the clinical sites or investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. We also cannot assure you that our CROs, as well as the clinical sites and investigators, will perform our clinical trials in accordance with the applicable protocols as well as applicable legal, regulatory and scientific standards, or report the results obtained in a timely and accurate manner. In addition to GCPs, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over the actual performance of our CROs as well as the performance of clinical sites and investigators. In addition, significant portions of the clinical studies for our product candidates will be conducted outside of the US, which will make it more difficult for us to monitor CROs as well as clinical sites and investigators and perform visits of our clinical sites, and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials in accordance with the applicable protocols and compliance with applicable regulations, including GCPs. Failure to comply with applicable protocols and regulations in the conduct of the clinical studies for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If, for any reason, we were to experience an unexpected loss of supply of our product candidates or comparator drug used in certain of our clinical trials, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We have an open IND for our RPC4046 development program and plan to initiate a Phase 2 trial in EoE. As part of our Development License and Option Agreement, AbbVie has agreed to manufacture quantities of RPC4046 drug substance and drug product needed for preclinical and clinical studies, including the planned Phase 2 study of RPC4046 in EoE. Should AbbVie elect at its option to enter into a collaboration with us following the completion of the planned Phase 2 trial of RPC4046 in EoE, AbbVie can elect to manufacture and supply the collaboration with RPC4046 or effect technology transfer to a third-party manufacturer to supply the collaboration. If AbbVie does not exercise its option to collaborate, the parties will either agree on the terms for AbbVie to supply RPC4046 to us or AbbVie will effect technology transfer to a third-party manufacturer. If technology transfer occurs in either scenario, and if we or AbbVie are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms, or if AbbVie fails to supply RPC4046 on a timely basis, any ability to develop and commercialize RPC4046 will be adversely affected. Additionally, an inability to effect technology transfer in a timely fashion will impact the pace and potential success of our development efforts as well as our prospects for potential commercialization.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. To the extent that we retain commercial rights following clinical development, we would seek approval to market our product candidates in the US, the EU and other selected foreign jurisdictions. Market acceptance and sales of our product candidates, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that coverage and adequate reimbursement will be available for any of our product candidates, if approved. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our product candidates, if approved, we may not be able to successfully commercialize any such product candidate. Reimbursement by a third-party payor may depend upon a number of factors, including, without limitation, the third-party payor’s determination that use of a product is:

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

As of March 31, 2014, we had 49 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. If we identify, or our independent registered public accounting firm identifies, deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market (NASDAQ), the SEC or other regulatory authorities, which would require additional financial and management resources. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to these requirements.

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

We are conducting a substantial portion of our clinical trials outside of the US and, if approved, we intend to market our product candidates outside of the US. We are thus subject to risks associated with doing business outside of the US. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems outside of the US or in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the US, including:

•	efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the acquisition or development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the US Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	regulations under the US Foreign Corrupt Practices Act and similar foreign anti-corruption laws;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and

•	significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, or the cost of drug supply or comparator drug supply to the extent conducted or sourced outside of the US, more expensive.

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

The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of March 31, 2013, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to six issued US patents and six pending US patent applications as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa. We expect the composition of matter patent for RPC1063 (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains issued patents and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of March 31, 2013, this in-licensed portfolio consisted of two issued US patents, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as one issued patent directed to certain methods of use. As of March 31, 2013, we owned one issued US patent and five pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Europe and Japan. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

As of April 7, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.9% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an “emerging growth company” as defined in the JOBS Act and have availed, and intend to continue to avail, ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we have taken, and intend to continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may continue taking advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) December 31, 2018, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Pursuant to our equity incentive plan(s), our board of directors or compensation committee, and in certain instances (involving non-executive new hires) our chief executive officer and chief financial officer, are authorized to grant equity-based incentive awards to our employees, directors and consultants. The number of shares of our common stock available for future grant under our 2013 Stock Plan as of March 31, 2014, was 975,077. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan, and (ii) on January 1 of each year through January 1, 2023, by the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. The number of shares of our common stock available for future grant under our ESPP as of December 31, 2014 was 343,496. The number of shares of our common stock reserved for issuance under our ESPP will be increased on January 1 of each year by the lesser of (x) a number of additional shares of our common stock representing one percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan or ESPP may have an adverse effect on the market price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management. These provisions:

•	divide our board of directors into three classes, each serving staggered, three-year terms;

•	authorize the board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by the board of directors, the chairman of the board, or the chief executive officer;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors;

•	provide that directors may be removed only for cause;

•	establish the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain derivative actions or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or any action asserting a claim governed by the internal affairs doctrine;

•	require the affirmative vote of holders of at least 66 2⁄3% of the total votes eligible to be cast in the election of directors to amend, alter, change or repeal our bylaws; and

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On May 8, 2013, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-187737) that was declared effective by the SEC on May 8, 2013 and that registered shares of our common stock with a maximum aggregate offering price of $86,480,000. On May 14, 2013 and May 30, 2013, we sold 5,200,000 shares and 733,277 shares of our common stock, respectively, to the public at a price of $14.00 per share for an aggregate gross offering price of $83,065,878, or net proceeds of approximately $75 million after deducting underwriting discounts and commissions and offering costs. The offering has now terminated.

As of March 31, 2014, we have used approximately $27.6 million of the net proceeds from our initial public offering. We intend to use the net proceeds to fund continued development of our product candidate RPC1063 in ongoing clinical trials for relapsing multiple sclerosis and ulcerative colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for eosinophilic esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Repurchases

The following table provides information regarding shares of our common stock that were repurchased during the quarter ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1-31, 2014	—		—	0	0
February 1-28, 2014	—		—	0	0
March 1-31, 2014	12,833	(1)	$0.26	0	0

Total	12,833		$0.26	0	0

(1)	Repurchase of unvested shares from a former employee that were acquired upon the early exercise of stock options.

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

RECEPTOS, INC.

Dated: May 12, 2014

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2014

/s/ Graham Cooper
Graham Cooper
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lease Agreement, dated April 22, 2014, by and between Receptos, Inc. and ARE-SD Region No. 35, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 28, 2014).

10.2	Form of Notice of Stock Unit Award and Stock Unit Agreement for awards granted under the 2013 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.