Form 10-Q
period 2014-06-30
Receptos, Inc.
filed 2014-08-12
CIK 1463729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2014 was 27,278,662.

RECEPTOS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$238,974	$23,805
Short-term investments	94,399	45,685
Prepaid expenses and other current assets	2,556	914

Total current assets	335,929	70,404
Property and equipment, net	12,341	269
Other assets, net	325	555

Total assets	$348,595	$71,228

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,997	$5,096
Accrued expenses	7,663	7,612
Accrued compensation and benefits	1,939	1,998
Current portion of term loan	1,618	735
Deferred revenue	2,200	700

Total current liabilities	17,417	16,141
Term loan, less current portion	3,391	4,180
Financing liability for leased facility	12,000	—
Deferred rent	45	112

Total liabilities	32,853	20,433

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 27,276 and 18,350 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	27	18
Additional paid-in capital	456,282	146,680
Accumulated comprehensive income (loss)	(4)	6
Accumulated deficit	(140,563)	(95,909)

Total stockholders’ equity	315,742	50,795

Total liabilities and stockholders’ equity	$348,595	$71,228

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Collaborative revenue	$1,100	$1,238	$2,450	$2,726
Operating expenses:
Research and development	20,408	9,441	40,415	17,461
General and administrative	3,763	1,589	6,522	2,651

Total operating expenses	24,171	11,030	46,937	20,112

Loss from operations	(23,071)	(9,792)	(44,487)	(17,386)

Other income (expense):
Interest income	76	5	149	6
Interest expense	(159)	(126)	(316)	(126)
Other expense	—	(5)	—	(5)

Net loss	(23,154)	(9,918)	(44,654)	(17,511)
Preferred stock deemed dividend	—	—	—	(2,056)

Net loss attributable to common stockholders	$(23,154)	$(9,918)	$(44,654)	$(19,567)

Net loss per share:
Net loss per common share, basic and diluted	$(1.04)	$(0.98)	$(2.06)	$(3.27)

Weighted-average shares used to compute net loss per common share, basic and diluted	22,181	10,151	21,691	5,982

Comprehensive loss:
Net loss	$(23,154)	$(9,918)	$(44,654)	$(17,511)
Unrealized gain (loss) on marketable securities	2	—	(11)	—

Comprehensive loss	$(23,152)	$(9,918)	$(44,665)	$(17,511)

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(44,654)	$(17,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,622	529
Depreciation and amortization	141	176
Deferred rent	(67)	(57)
Other	852	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,681)	(231)
Accounts payable	(1,099)	70
Accrued expenses	85	2,596
Accrued compensation and benefits	(59)	(69)
Deferred revenue	1,500	(839)

Net cash used in operating activities	(40,360)	(15,294)

Cash flows from investing activities
Purchases of marketable securities	(98,817)	—
Maturities and sales of marketable securities	49,352	—
Purchases of property and equipment	(213)	(4)

Net cash used in investing activities	(49,678)	(4)

Cash flows from financing activities
Proceeds from issuance of common stock, net	305,166	75,009
Proceeds from exercise of common stock options and warrants	45	26
Proceeds from issuance of convertible preferred stock, net	—	21,192
Proceeds from borrowings under term loan	—	4,790
Repurchase of common stock	(4)	—

Net cash provided by financing activities	305,207	101,017

Increase in cash and cash equivalents	215,169	85,719
Cash and cash equivalents at beginning of the period	23,805	5,427

Cash and cash equivalents at end of the period	$238,974	$91,146

Supplemental cash flow information
Capitalized costs associated with leased building	$12,000	$—

Conversion of Series A and B Preferred Stock to common stock	$—	$63,064

Cash paid for interest	$209	$49

Release of repurchase liability for restricted stock	$34	$42

Non-cash financing activity
Preferred stock deemed dividend	$—	$2,056

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

1.	Organization and Basis of Presentation

Description of Business

Receptos, Inc. is a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disorders for specialty markets including for Relapsing Multiple Sclerosis (RMS), Inflammatory Bowel Disease (IBD) and Eosinophilic Esophagitis (EoE). The Company was incorporated in the state of Delaware on September 26, 2008 under the name Receptor Pharmaceuticals, Inc., and commenced significant operations in 2009. As used in this report, unless the context suggests otherwise, “the Company” and “Receptos” mean Receptos, Inc.

The consolidated financial statements include the accounts of Receptos, Inc. and its wholly owned subsidiaries, Apoptos, Inc. (Apoptos) and Receptos UK Ltd., which are both currently inactive. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim reporting in a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in our Form 10-K.

Liquidity

The Company has incurred losses since inception and negative cash flows from operating activities and, as of June 30, 2014, the Company had an accumulated deficit of $140.6 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its drug candidates; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company had cash, cash equivalents and short-term investments of $333.4 million as of June 30, 2014. Based on our current business plan, management believes that existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next twelve months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make informed estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals and revenue recognition. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The carrying amounts of all cash equivalents, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short-term nature of these items. The Company reports its available-for-sale securities at their estimated fair value based on quoted market prices for identical or similar instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to preserve principal and liquidity.

Property and Equipment

Property and equipment is carried at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years). The Company amortizes leasehold improvements over the lease term or the useful life of the improvement, whichever is shorter (including any renewal periods that are deemed to be reasonably assured). The Company expenses repair and maintenance costs that do not improve service potential or extend economic life as such costs are incurred.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through June 30, 2014.

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

Upfront Fees. When management determines the Company has a single unit of accounting under its collaborative arrangements, upfront fees received for collaborative agreements are recognized ratably over the expected performance period under each respective arrangement. As a result, management makes its best estimate of the period over which the Company expects to fulfill its performance obligations under an arrangement. Any amounts received under the arrangement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

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

Research and Development

Research and development (R&D) expenses include the costs associated with the Company’s R&D activities, including salaries, benefits and occupancy costs. Also included in R&D expenses are third-party costs incurred in conjunction with contract manufacturing for the Company’s R&D programs and clinical trials, including the cost of clinical trial drug supply shipped to the Company’s clinical study vendors, costs incurred by contract research organizations (CROs) and regulatory expenses. R&D costs are expensed as incurred, except when accounting for nonrefundable advance payments for goods or services to be used in future R&D activities. These payments are capitalized at the time of payment and expensed as the related goods are delivered or the services are performed.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. The calculation of the net loss per share for all periods presented includes the impact of the conversion of 72.3 million shares of convertible preferred stock into 9.6 million shares of common stock on May 14, 2013 in connection with the Company’s initial public offering. The calculation of the weighted-average number of shares outstanding excludes shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock. Such shares totaled 0.3 million and 0.7 million shares as of June 30, 2014 and 2013, respectively.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities, consisting of common stock options, to be anti-dilutive. The calculation of net loss per share excludes potentially dilutive common stock options totaling 2.0 million and 0.5 million shares as of June 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

3.	Short-Term Investments

The Company invests in available-for-sale securities, consisting of money market funds, commercial paper and debt instruments of financial institutions and corporations. Available-for-sale securities are classified as part of either cash equivalents or short-term investments in the condensed consolidated balance sheets.

Available-for-sale securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $206.1 and $19.1 million as of June 30, 2014 and December 31, 2013, respectively.

The carrying value of available-for-sale securities classified as short-term investments consisted of the following (in thousands):

	As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$28,636	$12	$—	$28,648
Corporate debt securities	65,767	2	(18)	65,751

Total	$94,403	$14	$(18)	$94,399

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$18,927	$17	$—	$18,944
Corporate debt securities	26,752	—	(11)	26,741

Total	$45,679	$17	$(11)	$45,685

At June 30, 2014, the Company did not have any securities in material unrealized loss positions. The Company determined that there were no other-than-temporary declines in the value of any available-for-sale investment securities held as of June 30, 2014. All of the Company’s available-for-sale investment securities held at June 30, 2014 and December 31, 2013 had maturity dates of less than one year.

4.	Fair Value Measurements

Available-for-sale investment securities are classified within the fair-value hierarchy as defined by authoritative guidance. The Company has not transferred any investment securities between the classifications.

The fair value of the Company’s investment holdings is summarized in the following tables (in thousands):

	As of June 30, 2014
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$206,077	$206,077	$—	$—
Commercial paper	28,648	—	28,648	—
Corporate debt securities	65,751	—	65,751	—

Total	$300,476	$206,077	$94,399	—

	As of December 31, 2013
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,147	$8,147	$—	$—
Commercial paper	18,944	—	18,944	—
Corporate debt securities	37,649	—	37,649	—

Total	$64,740	$8,147	$56,593	—

The majority of the Company’s securities have been classified as Level 2. The Company obtains the fair value of its Level 2 investments from the custodian bank or from a professional pricing service.

5.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	June 30, 2014	December 31, 2013
Prepaid insurance	$562	$321
Prepaid research and development services	689	—
Prepaid contract costs	357	—
Interest receivable	481	277
Other prepaid costs	467	316

Total prepaid expenses and other current assets	$2,556	$914

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

	Useful life	June 30, 2014	December 31, 2013
Laboratory equipment	3 years	$3,048	$2,860
Computer equipment and software	3 years	135	150
Leasehold improvements	7 years	879	854
Construction in process (see note 8)		12,000	—

Subtotal		16,062	3,864
Less accumulated depreciation and amortization		(3,721)	(3,595)

Property and equipment, net		$12,341	$269

Accrued Expenses

The following table summarizes major classes of accrued expenses (in thousands):

	June 30, 2014	December 31, 2013
Accrued research and development services	$3,910	$3,197
Accrued royalty payable	—	550
Other accrued liabilities	3,753	3,865

Total accrued expenses	$7,663	$7,612

6.	Collaborative Arrangements

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

The Collaboration Agreement also provided for payments to the Company upon achievement of certain milestone events. The Company concluded that certain of these milestone payments did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception of the Collaboration Agreement. Such milestone payments were deferred and are being amortized over the estimated period of performance of the arrangement.

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

Revenue under the Collaboration Agreement with Ono for the three and six months ended June 30, 2014 was $1.1 million and $2.5 million, respectively, and for the three and six months ended June 30, 2013 was $1.2 million and $2.7 million, respectively.

Under the Amendment, the Company remains eligible for research milestone payments of up to another $1.8 million based on successful completion of certain research activities and for development milestone payments of up to $13.5 million for the achievement of development milestones based solely upon Ono’s performance.

7.	Term Loan and Security Agreement

On April 19, 2013, the Company entered into a credit and security agreement with MidCap Funding III, LLC. The Company borrowed $5.0 million under this facility during 2013, and the Company is able to borrow up to an additional $10.0 million under the facility through December 31, 2014. The interest rate under the credit and security agreement is 8.25%, and there is an interest-only repayment period until August 1, 2014, followed by a 34-month principal and interest repayment period. Any unpaid amounts mature and become payable on May 1, 2017. Pursuant to the credit and security agreement, the Company provided a first-priority security interest in all existing and after-acquired assets (excluding intellectual property owned by the Company, which is subject to a negative pledge arrangement).

The loan was recorded at its initial carrying value of $5.0 million, less the debt discount of $0.2 million. The debt discount included an initial fee and certain reimbursed transaction costs paid to the lender. At the time of final payment of the loan, the Company must also pay to the lender an exit fee based on a percentage of the drawn amount (as of June 30, 2014, the exit fee obligation is $350,000). In addition, if the Company’s repayment obligation is accelerated following an event of default, or if the Company elects to prepay any portion of the loan, the Company must also pay to the lender a prepayment fee of 3% of the principal being repaid (dropping to 2% after August 18, 2014 and then to 1% after December 18, 2015). The debt discount and the exit fee are being accreted to interest expense over the loan term.

Future principal payments due under the loan agreement are as follows (in thousands):

Year ended December 31, 2014 (six months remaining)	$735
Year ended December 31, 2015	1,765
Year ended December 31, 2016	1,765
Year ended December 31, 2017	735

Total future principal payments due under loan agreement	$5,000

8.	Financing Liability for Leased Facility

On April 22, 2014, the Company entered into an agreement for the lease of 42,047 square feet of laboratory and office space on a build-to-suit basis for its new headquarters location in San Diego, California. The building that houses the leased space is currently undergoing a significant structural renovation which is expected to be completed by December 31, 2014. Based on the terms of the lease agreement and applicable accounting rules, the Company was determined to bear substantially all of the construction-related risks during the construction period and was deemed the owner of the building for accounting purposes during the construction period. As a result, the Company recorded the estimated fair value of the facility at June 30, 2014 as a fixed asset (construction in process) and a corresponding liability in non-current liabilities as a long-term financing obligation . Upon completion of construction, the Company will occupy the building and will finalize an assessment of the sale-leaseback criteria to determine whether it will de-recognize the building asset and liability.

The lease commencement date is the earlier to occur of: (i) the date that tenant improvements to the leased space are substantially completed; or (ii) December 31, 2014. The rent commencement date is nine months after the lease commencement date, with base monthly rent payments in the initial amount of approximately $137,000, subject to annual increases of 3%. The total estimated base rent payments over the initial 10-year lease term are expected to total $17.6 million. In addition to the base rent payment, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The lease can be terminated by the Company after five years, subject to payment of a lease termination fee as well as certain other costs. The Company has the option to extend the term of this lease for an additional five-year period with a base rent equal to the then market rate.

The Company will incur costs to build out the leased space to its specifications, subject to a tenant improvement (“TI”) allowance from the landlord. The TI allowance is incorporated into the base rent to be paid by the Company. The lease agreement also allows for an additional TI allowance of up to $0.9 million, to be used at the election of the Company and to be repaid with interest at 8%. The Company expects to occupy this space by December 31, 2014.

9.	Commitments and Contingencies

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

Royalty consideration paid to TSRI under these agreements totaled $19,000 and $0.6 million for the three and six months ended June 30, 2014, respectively, $0 and $0.2 million for each of the comparable prior year periods.

Operating Lease

In addition to the lease described in note 8, the Company currently occupies laboratory and office space as its headquarters in San Diego, California under a lease which commenced in March 2008 and expires in January 2015. Under the terms of this lease the Company maintains a letter of credit totaling $0.1 million. The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease term. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. The Company also pays property taxes, maintenance and insurance, in addition to rent.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2014, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

10.	Stockholders’ Equity

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

Restricted Common Stock. The Company’s 2008 Stock Plan allowed for the early exercise of options issued under the plan. As of June 30, 2014, 208,000 shares associated with these early exercised option grants were subject to repurchase by the Company. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. This repurchase obligation is included in accrued expenses. During the six months ended June 30, 2014, the Company repurchased 13,870 unvested shares of common stock from terminated employees associated with early exercised option grants. The Company did not make any such repurchases during the comparable period of 2013.

Prior to 2013, the Company issued restricted common stock to certain founders and officers of the Company. As of June 30, 2014, 100,000 shares associated with these restricted stock awards were subject to repurchase by the Company.

Sales of Common Stock. During June 2014, the Company completed an underwritten public offering of 5,097,950 shares of its common stock at an offering price of $40.25 per share. The Company received net proceeds of approximately $195.0 million, after deducting underwriting discounts, commissions and offering-related expenses of $10.1 million.

During January 2014, the Company completed an underwritten public offering of 3,818,000 shares of its common stock at an offering price of $30.75 per share. The Company received net proceeds of approximately $109.9 million, after deducting underwriting discounts, commissions and offering-related expenses of $7.5 million.

11.	Stock Options and Stock-Based Compensation

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

The following table summarizes stock option activity for the six months ended June 30, 2014 (share amounts in thousands):

	# Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	1,398	$14.78
Granted	638	39.93
Exercised	(24)	1.76
Forfeited	(36)	16.18

Outstanding at June 30, 2014	1,976	$23.04

The Company granted an aggregate of 7,445 restricted stock units to certain employees during the six months ended June 30, 2014. These awards are subject to both performance-based and time-based vesting conditions. The expense associated with these awards is being recognized over the anticipated service period.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The following table summarizes stock-based compensation expense for all equity awards granted (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Included in research and development expense	$1,330	$231	$2,367	$291
Included in general and administrative expense	1,447	189	2,255	238

Total stock-based compensation expense	$2,777	$420	$4,622	$529

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

Forward-looking statements include, but are not limited to, statements about:

•	the initiation, cost, timing, progress and results of our research and development activities, including preclinical and clinical studies;

•	our ability to obtain and maintain regulatory approval of RPC1063, RPC4046 and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to enter into collaboration agreements to pursue the development, regulatory approval and commercialization of our product candidates;

•	our collaboration partners’ election to pursue development and commercialization;

•	our ability, and the ability of our in-licensors, to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to enter and serve those markets;

•	our ability to successfully commercialize our product candidates, if approved;

•	the rate and degree of market acceptance of our product candidates, if approved;

•	our ability to develop sales and marketing capabilities, whether alone or with potential collaborators, to commercialize our product candidates, if approved;

•	regulatory developments in the US and foreign countries;

•	the performance of third parties in connection with the development of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•	the development, regulatory approval and commercial success of competing therapies;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding our loss of status as an emerging growth company under the JOBS Act;

•	our use of our available cash; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

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

Since our inception, we have focused our attention on, and devoted substantial resources to, developing RPC1063 and RPC4046. We are focusing on two indications for RPC1063, one of which is currently the subject of the Phase 3 portion of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. We have an open IND with respect to RPC4046 and plan to initiate a randomized Phase 2 study. In addition, we have a research program developing oral, small molecule, positive allosteric modulators (PAMs) of the glucagon-like peptide-1 receptor (GLP-1R) for the treatment of Type 2 Diabetes.

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform. Under these agreements we have received upfront payments, license fees, research and development funding and research and/or development milestones. We have not generated any revenue from product sales. Through June 30, 2014, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred significant operating losses since our inception in 2008 and, as of June 30, 2014, we had an accumulated deficit of $140.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase substantially as we:

•	advance the current Phase 3 portion of our Phase 2/3 study of RPC1063 in RMS;

•	advance our current Phase 2 study of RPC1063 in UC;

•	prepare for and initiate a Phase 2 study of RPC4046 in EoE;

•	advance our GLP-1R PAM program through preclinical development;

•	continue research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire additional staff, including clinical, scientific, operational, financial and management personnel.

To fund future operations we will likely need to raise additional capital. Our existing cash and cash equivalents and our access to funds through the credit and security agreement we entered into with MidCap Funding III, LLC (MidCap) in April 2013, will not be sufficient for us to commercialize any product candidate which may receive approval. Accordingly, we will continue to require substantial additional capital for our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

To date, we have conducted research on two classes of GPCR-targeted therapeutics, sphingosine 1-phosphate 1 receptor (S1P1R) modulators and glucagon-like-peptide-1 receptor (GLP-1R) positive allosteric modulators (PAMs), including through the utilization of our GPCR technology platform, with the goal of identifying product candidate characteristics that may lead to best-in-class profiles. Our development is focused on two indications for our lead asset RPC1063, one of which is currently the subject of the Phase 3 portion of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. In the near future, we anticipate the majority of our financial resources will continue to be dedicated to development of RPC1063. We also intend to initiate clinical development for an in-licensed asset, RPC4046, and advance our GLP-1R PAM program through preclinical development. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical development programs.

During the first quarter of 2011, we began tracking external development costs once our lead product candidate development program entered the clinical stage. Such costs were not significant prior to that time. From the beginning of 2011 through June 30, 2014, costs associated with developing RPC1063 have been our largest research-related expenditure, representing 64.8% of our total R&D expenses. Such costs totaled $27.2 million, or 67.3% of R&D expenses, for the six months ended June 30, 2014. We have contracted with a CRO to manage our clinical trials under an agreed upon budget for each study, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing, prior to commencement of the work. Our internal R&D costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

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

Our lead product, RPC1063, is in mid-stage clinical development for two indications, RMS and UC, and our second clinical product, RPC4046, is being prepared for Phase 2 study in EoE. Our GLP-1R PAM research program is at the stage of lead series determination. Successful development of current and future product candidates from our clinical development and research programs is highly uncertain. Completion dates and completion costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of research programs, the results of ongoing and future clinical trials, and our ability to enter into collaborative agreements with respect to each program or potential product candidate, as well as ongoing assessments as to each current or future product candidate’s commercial potential. We will need to raise substantial additional capital and may seek collaborative agreements in the future in order to advance our various programs.

General and administrative expenses

General and administrative (G&A) expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, corporate development and support functions. Other G&A expenses include allocated facility-related costs not otherwise included in R&D expenses, travel expenses and professional fees for audit, tax, patent costs and legal services.

We expect that G&A expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company and complying with exchange listing and Securities and Exchange Commission requirements, including the additional complexities and related costs of our transition from an “emerging growth company” to a “large accelerated filer” under the rules of the SEC. These increases will likely include higher legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations activities.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than as described below under “Other Accrued Liability,” there were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2014.

Other Accrued Liability

In April 2014, we entered into a commercial lease for a portion of an existing building which will serve as our new headquarters. The landlord is in process of a significant renovation of this building, including tenant improvements in preparation for our occupation of the premises. We currently expect construction to be completed and to occupy the premises at or around the end of December 2014.

The form of a lessee’s involvement during the construction period raises questions about whether the lessee is, solely for accounting purposes, acting as an agent for the owner/lessor or is, in substance, the owner of the asset during the construction period. For accounting purposes, a lessee is considered the owner of a construction project during the construction period if the lessee bears substantially all of the construction period risks. If, at any time during the construction period, the present value of amounts that could be due to the landlord is 90% or more of the total qualifying project costs incurred to date, or the lease agreement does not comply with any one or more of six “special” provisions, then the lessee would be deemed to bear substantially all of the construction period risk and be deemed the accounting owner of the property. Since we determined we are the owner for accounting purposes during the construction period, we recorded an asset representing the fair value of the building, with a corresponding liability recorded as a component of other long-term liabilities.

Results of Operations

The period-to-period comparison of our condensed consolidated financial results below is not necessarily indicative of the consolidated financial results that will be achieved in future periods.

Comparison of Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2014	2013
Collaborative revenues	$1,100	$1,238	$(138)
Research and development expenses	20,408	9,441	10,967
General and administrative expenses	3,763	1,589	2,174

Collaborative Revenues. The following table summarizes our sources of revenue for the periods indicated (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$1,100	$—	$1,100

Total for the three months ended June 30, 2014	$1,100	$—	$1,100

Ono Pharmaceutical Co., Ltd.	$420	$818	$1,238

Total for the three months ended June 30, 2013	$420	$818	$1,238

Collaborative revenues were $1.1 million for the three months ended June 30, 2014, compared to $1.2 million for the same period of 2013. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over our estimated period of performance, and research and development funding received under our collaborative arrangements. The decrease in our collaborative revenues during 2014 in comparison to the prior year reflects the termination of R&D funding from Ono in connection with the amendment of our agreement with them in December 2013.

Research and Development Expenses. The following table summarizes our R&D expenses for the periods indicated (in thousands):

	Three months ended June 30,		Increase
	2014	2013
Third-party clinical trial costs:
RPC1063 — RMS study costs	$10,417	$5,436	$4,981
RPC1063 — UC study costs	2,712	1,432	1,280
RPC4046 — EoE study costs	894	38	856

Total external clinical trial costs	14,023	6,906	7,117
Other unallocated R&D costs	6,385	2,535	3,850

Total R&D expenses	$20,408	$9,441	$10,967

R&D expenses were $20.4 million for the three months ended June 30, 2014, compared to $9.4 million for the same period of 2013. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 costs for our Phase 2/3 trial of RPC1063 in RMS, and increased activity related to the Phase 2 trial of RPC1063 in UC.

General and Administrative (G&A)Expenses. G&A expenses were $3.8 million for the three months ended June 30, 2014, compared to $1.6 million for the same period of 2013. The increase in G&A expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly traded company. The overall increase is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $1.3 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees and insurance.

Comparison of Six Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,		Increase (decrease)
	2014	2013
Collaborative revenues	$2,450	$2,726	$(276)
Research and development expenses	40,415	17,461	22,954
General and administrative expenses	6,522	2,651	3,871
Deemed dividend	—	2,056	(2,056)

Collaborative Revenues. The following table summarizes our sources of revenue for the periods indicated (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$2,200	$250	$—	$2,450

Total for the six months ended June 30, 2014	$2,200	$250	$—	$2,450

Ono Pharmaceutical Co., Ltd.	$840	$250	$1,636	$2,726

Total for the six months ended June 30, 2013	$840	$250	$1,636	$2,726

Collaborative revenues were $2.5 million for the six months ended June 30, 2014, compared to $2.7 million for the comparable prior-year period. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over our estimated period of performance, and R&D funding received from our collaborative arrangements. The decrease in our collaborative revenues during 2014 in comparison to the prior year reflects the termination of R&D funding from Ono in connection with the amendment of our agreement with Ono in December 2013.

Research and Development Expenses. The following table summarizes our R&D expenses for the periods indicated (in thousands):

	Six months ended June 30,		Increase
	2014	2013
Third-party clinical trial costs:
RPC1063 — RMS study costs	$22,073	$9,709	$12,364
RPC1063 — UC study costs	5,116	2,836	2,280
RPC4046 — EoE study costs	980	39	941

Total external clinical trial costs	28,169	12,584	15,585
Other unallocated R&D costs	12,246	4,877	7,369

Total R&D expenses	$40,415	$17,461	$22,954

R&D expenses were $40.4 million for the six months ended June 30, 2014, compared to $17.5 million for the same period of 2013. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 costs for our Phase 2/3 trial of RPC1063 in RMS, and increased activity related to the Phase 2 trial of RPC1063 in UC.

General and Administrative Expenses. G&A expenses were $6.5 million for the six months ended June 30, 2014, compared to $2.7 million for the same period of 2013. The increase in G&A expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly traded company. The overall increase is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $2.0 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees and insurance.

Deemed Dividend. On March 27, 2013, pursuant to the terms of the Series B Preferred Stock Purchase Agreement dated as of February 3, 2012, we closed the sale of 8.2 million shares of Series B Convertible Preferred Stock, at $1.03 per share, for aggregate net proceeds of $8.4 million. The shares issued in this financing were sold at a price per share below the reassessed deemed fair value of our common stock at that time. Accordingly, we recorded a deemed dividend charge of $2.1 million in the first quarter of 2013 associated with the issuance of such shares, which is equal to the number of shares of Series B Convertible Preferred Stock sold on that date multiplied by the difference between the estimated value of the underlying common stock and the Series B conversion price per share on that date. There was no similar charge during fiscal 2014.

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

As of June 30, 2014, we had cash, cash equivalents and short-term investments of $333.4 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments, along with our access to funds through our credit facility with MidCap Funding III, LLC, or MidCap (which allows for additional borrowings of up to $10.0 million through December 31, 2014), will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations may differ materially from actual results.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(40,360)	$(15,294)
Investing activities	(49,678)	(4)
Financing activities	305,207	101,017

Total	$215,169	$85,719

Operating activities. Net cash used in operating activities was $40.4 million for the six months ended June 30, 2014, compared to $15.3 million for the same period ended June 30, 2013. During the six months ended June 30, 2014 and 2013, respectively, the primary use of cash was to fund our clinical trial and other R&D activities. The increase in our clinical trial and other R&D activities is primarily related to increased Phase 2 trial activity and Phase 3 costs for our Phase 2/3 trial of RPC1063 in RMS, and increased activity related to the Phase 2 trial of RPC1063 in UC.

Investing activities. Net cash used in investing activities was $49.7 million during the six months ended June 30, 2014. During 2014, we made net purchases of marketable securities of $49.5 million with a portion of the proceeds from our secondary offerings of common stock in January and June 2014. During that same time period, we also purchased $0.2 million in equipment to further support our research and development activities. We did not hold any short-term investments during the first half of fiscal 2013, and our equipment purchases were negligible during that time period as well.

Financing activities. During the six months ended June 30, 2014 and 2013, net cash provided by financing activities was $305.2 million and $101.0 million, respectively. During the first half of 2014, the net cash provided by financing activity was primarily attributable to the net proceeds from two secondary offerings of our common stock which occurred in January and June 2014. During the first half of 2013, we raised $75.0 million from the initial public offering (IPO) of our common stock. We also raised an additional $21.2 million from the sale of Series B Convertible Preferred Stock (which later converted into common stock in connection with our IPO) and $5.0 million from borrowings under our term loan arrangement with MidCap.

Off-Balance Sheet Arrangements

Through June 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers and supercedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our cash primarily in commercial paper and debt instruments of financial institutions, corporations, US government-sponsored agencies and the US Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

In April 2013, we entered into a credit and security agreement under which we drew down $5.0 million. The interest rate under the credit and security agreement is 8.25%, and there is an interest-only repayment period until August 1, 2014, followed by a 34-month principal and interest repayment period. The interest rate is fixed during the repayment term and therefore does not subject us to interest rate fluctuation risk.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three and six month periods ended June 30, 2014 and 2013.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our actual financial condition and operating results have varied significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	the results of our clinical trials through all phases of clinical development;

•	the timing of commencement of, and enrollment in, our clinical trials;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

•	our ability to secure and maintain collaborations, licensing or other arrangements for the future development and/or commercialization of our product candidates, as well as the terms of such arrangements;

•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

•	competition from existing products, as well as new products that may receive marketing approval;

•	the availability of generic versions of products that compete with our product candidates;

•	the timing of regulatory review and approval of our product candidates;

•	market acceptance of our product candidates that receive regulatory approval, if any;

•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability, and the ability of third parties on which we rely upon for clinical development of our product candidates such as contract research organizations (CROs), to adhere to clinical study and other regulatory requirements;

•	the ability of third-party manufacturers to manufacture our product candidates for the conduct of clinical trials and, if approved, for successful commercialization;

•	the cost, availability and timeliness of supply of sufficient quantities of placebo or comparator drugs used in certain of our clinical trials;

•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect intellectual property rights covering our product candidates and technologies;

•	costs related to potential intellectual property disputes, and the outcome of any such dispute;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to identify and develop additional product candidates; and

•	our ability to build our finance infrastructure and improve our accounting systems and controls.

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

We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the six months ended June 30, 2014 was approximately $44.7 million, and as of June 30, 2014, we had an accumulated deficit of $140.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We are currently conducting the Phase 3 portion of a Phase 2/3 study of RPC1063 in Relapsing Multiple Sclerosis (RMS) and a Phase 2 study of RPC1063 in Ulcerative Colitis (UC), and we are preparing to conduct a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of RPC1063 and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Our existing cash and cash equivalents and our access to funds through our credit and security agreement with MidCap Funding III, LLC (MidCap), will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to commercialize any product candidate that is approved. Accordingly, we will continue to require substantial additional capital to continue our clinical development activities and potentially engage in commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We have incurred substantial losses during our history. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2013, we had federal net operating loss carryforwards of approximately $87.1 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our product candidate RPC1063. We are also dependent on the success of our product candidate RPC4046. We cannot give any assurance that any product candidate will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.

Our business and future success is substantially dependent on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC1063, which is in the Phase 3 portion of a Phase 2/3 study for RMS and a Phase 2 study for UC. Our business and future success also depends on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC4046, which we are preparing for a Phase 2 study in EoE. Our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply, building of, or partnering with, a commercial organization, substantial investment and significant marketing efforts before any revenues can be generated from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. We cannot assure you that our clinical trials for RPC1063 or RPC4046 will be completed in a timely manner, or at all, or that we will be able to obtain approval from the FDA, the EMA or any other foreign regulatory authority for either of these product candidates. We cannot be certain that we will advance any other product candidates into clinical trials. If any of RPC1063, RPC4046 or any future product candidate is not approved and commercialized, we will not be able to generate any product revenues. Moreover, any delay or setback in the development of any product candidate could adversely affect our business and cause our stock price to fall.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials as well as data from any interim analysis of ongoing clinical trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. We have never completed a Phase 3 study or submitted a New Drug Application (NDA) or a Biologics License Application (BLA).

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and previous clinical trials as well as data from any interim analysis of ongoing clinical trials of our product candidates, as well as studies and trials of other products with similar mechanisms of action to our product candidates, may not be predictive of the results of ongoing or future clinical trials. For example, the positive results generated to date in preclinical and Phase 1 and Phase 2 clinical studies for RPC1063 in RMS do not ensure that the current Phase 3 portion of our Phase 2/3 study for RMS or later clinical trials will demonstrate similar results or observations. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining Institutional Review Board (IRB) approval at each site;

•	obtaining regulatory concurrence on the design and parameters for the trial;

•	obtaining approval for the design of the Phase3 portion of our Phase 2/3 trial of RPC1063 in RMS for each country targeted for trial enrollment;

•	recruiting suitable patients to participate in a trial, which may be impacted by the number of competing trials that are enrolling patients;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites;

•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of comparator drug for use in clinical trials; or

•	the availability of adequate financing and other resources.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Monitoring Committee (DMC) for such trial or by the FDA or other regulatory authorities. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, it is possible that safety issues or adverse side effects could be observed in our trials for RPC1063 in RMS and UC which could result in a delay, suspension or termination of the ongoing trials of RPC1063 in one or both indications. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If RPC1063, RPC4046 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of our ongoing trials for RPC1063 in RMS and/or UC do not achieve the primary efficacy endpoints or demonstrate unexpected safety findings, the prospects for approval of RPC1063 as well our stock price and our ability to create stockholder value would be materially and adversely affected.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The competition in the RMS market is particularly intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) ß-1a), Betaseron® (IFN ß -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN ß-1a)), Tysabri® (natalizumab), mitoxantrone, Aubagio®, Gilenya® and Tecfidera®. In 2012 two drug candidates for RMS were submitted for regulatory approval, Nerventra® (laquinimod) (in the EU) and LemtradaTM (alemtuzumab). LemtradaTM was approved in the EU in September 2013 as a twice-yearly, intravenously infused therapy. Although the FDA provided its sponsor (Sanofi) with a Complete Response Letter in December 2013 in response to its supplemental Biologics License Application (sBLA) for approval of LemtradaTM in the US, Sanofi resubmitted an sBLA in the second quarter of 2014 to address the issues noted by the FDA. In addition, there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn’s Disease (CD), drug sales from three therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia® (certolizumab pegol) and Humira® (adalimumab)) and antimetabolites (including methotrexate and others). In addition, Entyvio® (vedolizumab) was approved by the FDA for treatment of UC and CD in May 2014, and there are several late-stage pipeline programs in development for IBD indications. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

Oral RMS therapies in particular represent competition for us, since RPC1063 is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2013, Gilenya® achieved approximately $1.9 billion in worldwide sales and in the first quarter of 2014 achieved $552 million in worldwide sales, an increase of 31% over 2013 first quarter sales. Like RPC1063, Gilenya® is an S1PR modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, RPC1063 is in the Phase 2 and Phase 3 portions of a Phase 2/3 trial for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by RPC1063, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been, or may soon be, approved. Specifically, in September 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and in March 2013, Biogen Idec’s Tecfidera® became the third oral therapy approved for RMS. Notwithstanding confirmation by the Committee for Medicinal Products for Human Use in May 2014 of its January 2014 opinion to recommend against approval of Nerventra® for the treatment of RMS in the EU, its sponsors (Teva Pharmaceutical Industries Ltd. and Active Biotech AB) have announced their commitment to this potential fourth oral therapy for the treatment of RMS. Although not an S1PR modulator, Tecfidera® in particular has built upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. Tecfidera® achieved $877 million in sales in 2013, and in the first quarter of 2014 achieved $506 million in worldwide sales. Beyond Gilenya®, which is approved, the late-stage S1PR modulator drug pipeline of potential competition in RMS consists of three active programs: siponimod (under development by Novartis); ponesimod (under development by Actelion); and MT-1303 (under development by Mitsubishi Tanabe). In June 2014, Merck KGaA announced that it had reached a mutual agreement with Ono Pharmaceuticals to terminate the license agreement for a fourth program, ceralifimod (Ono-4641), because it did not meet Merck’s criteria for further investment.

Although we believe RPC1063 has the potential to demonstrate differentiation as the best S1PR modulator in RMS, as clinical development of RPC1063 is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in RMS or as a result of its safety profile. With respect to efficacy, for example, whereas Gilenya® is a non-selective S1PR modulator with activity on four of the five S1P receptors and RPC1063 is by comparison more selective for the S1P1R, it is possible that efficacy for an S1PR modulator benefits from, and is potentially dependent upon, broader activity among the S1P receptors and that RPC1063’s profile will not result in best-among-S1PR modulator effectiveness, or even meaningful effectiveness. Moreover, although we believe RPC1063 has the potential for clinically meaningful improved safety features, late-stage clinical trial results may be inconsistent with earlier studies and not support such a safety profile. Inasmuch as RPC1063 will, if approved in RMS, be entering a market in which the first approved oral therapy (Gilenya®, which is also an S1PR modulator) will have been available since 2010, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS may adversely affect the ability of RPC1063 to be approved for commercialization. If approved, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS would adversely affect the ability of RPC1063 to gain market share and otherwise be commercialized successfully. In addition, at such time as RPC1063 is approved for marketing in RMS, if ever, the patent protection for Gilenya® may have lapsed, in which case generic treatments of Gilenya® may be available. The competition represented by generic alternatives to or versions of an S1PR modulator, including the expected lower cost of any such generic alternatives, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully.

We believe that the effects of S1P1R modulation may have utility in other immune disorders in addition to RMS, such as UC, and we have an ongoing Phase 2 study of RPC1063 in UC. Although we believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC, as clinical development of RPC1063 in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in UC, the safety profile of RPC1063 or the relative pace of development and potential timing for regulatory approval, if any, of RPC1063 in UC. To our knowledge, currently there are no other S1P1 modulators in clinical trials for UC. It is possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of RPC1063 in UC, if successful), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), Pfizer’s oral JAK tyrosine kinase inhibitor which is approved for Rheumatoid Arthritis, is currently in phase 2 development for CD and phase 3 development for UC. Although Xeljanz® is not an S1P1R modulator, its advanced stage of development relative to RPC1063 in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC. KRP203, a non-selective S1PR modulator being developed by Kyorin and Novartis, has completed a Phase 2 exploratory trial for UC under Novartis sponsorship and is in Phase 2 development for CD in Japan under Kyorin sponsorship. If RPC1063 is not the first-approved S1PR modulator for UC, the ability of RPC1063 to be approved for commercialization in UC may be adversely affected. In addition, the absence of such status for RPC1063 as an S1P1R modulator and/or oral therapy in UC, as well as any off-label use of another S1P1R modulator in UC, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully in UC.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive. Accordingly, we may seek to enter into collaborations with companies that have more resources and experience. For example, we may seek a development and commercial partner for RPC1063, particularly since the substantial costs of developing an RMS therapy in later-stage clinical trials may otherwise be prohibitive. If we are unable to obtain a partner for RPC1063, we may be unable to advance the development of RPC1063 through late-stage clinical development and seek approval in any market. In addition, although AbbVie has an option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, if AbbVie declines such option, we may elect to seek a different development and commercial partner for RPC4046 if we believe such Phase 2 results warrant further development. We do not intend to enter into a collaboration agreement for the development of RPC1063 unless we retain key decision-making, development and/or commercialization rights, and it may be difficult to find a suitable partner willing to share such rights. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

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

RPC4046 is a recombinant, humanized, high affinity, selective anti-IL-13 monoclonal antibody. Our rights to RPC4046, which are the subject of an exclusive development agreement with AbbVie which is limited in scope to conducting a Phase 2 study of RPC4046 in EoE, do not preclude AbbVie from using the anti-IL-13 antibody in other products which are not solely specific to the IL-13 target. Whether AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, or in the alternative AbbVie does not elect such a collaboration and we receive an exclusive worldwide license to RPC4046 which will be unlimited as to indications, AbbVie will retain the right to use the anti-IL-13 antibody in certain other products. While we believe that any such product would necessarily be meaningfully different from RPC4046, there can be no assurance that any such product would not have certain qualities in common with or similar to RPC4046 and thus be potentially competitive with RPC4046, or that adverse events arising from the clinical development of any such product would not have an impact on the development, commercialization or potential value of RPC4046 due, for example, to such qualities. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license, and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement, another AbbVie product covered by the same patent portfolio, such as a different product using the anti-IL-13 antibody, could potentially influence AbbVie’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other product as compared with RPC4046. In addition, while the term of the composition of matter patent for RPC4046 in the US could be extended up to five additional years under the provisions of the Hatch-Waxman Act if RPC4046 achieves regulatory approval, such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046. If the extension is otherwise available in such context it is possible that AbbVie would instead utilize or choose to reserve the opportunity for an extension of the composition of matter patent for a different product using the anti-IL-13 antibody, in which case we would not have the benefit of a potential extended patent term for RPC4046.

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

If, for any reason, we were to experience an unexpected loss of supply of our product candidates or placebo or comparator drug used in certain of our clinical trials, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have access to a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. Additionally, if we receive regulatory approval for our product candidates, we may experience unforeseen difficulties or challenges in the manufacture of our product candidates on a commercial scale compared to the manufacture for clinical purposes.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, ACA), became law in the US. The goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any of our product candidates, if they are approved. Provisions of ACA relevant to the pharmaceutical industry include the following:

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

As of June 30, 2014, we had 47 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, at the time we file our Annual Report on Form 10-K for the year ended December 31, 2014, we will be deemed a large accelerated filer under the rules of the SEC and will no longer be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As a result, we will be required to obtain from our independent registered public accounting firm an attestation report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. If we identify, or our independent registered public accounting firm identifies, deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market (NASDAQ), the SEC or other regulatory authorities, which would require additional financial and management resources. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to these requirements.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our product candidates. We currently carry clinical trial liability insurance at levels which we believe are appropriate for our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of June 30, 2014, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to six issued US patents and six pending US patent applications as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa. We expect the composition of matter patent for RPC1063 (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains issued patents and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of June 30, 2014, this in-licensed portfolio consisted of two issued US patents, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as one issued patent directed to certain methods of use. As of June 30, 2014, we owned one issued US patent and five pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Europe and Japan. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of June 30, 2014, we had exclusive commercial license rights from TSRI to two US patents, two pending US patent applications and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of June 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.0% of our outstanding stock. Therefore, these stockholders will have the ability to exert significant influence on matters requiring stockholder approval. For example, these stockholders may be able to have a substantial impact on elections of directors, approval of amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are currently an “emerging growth company” as defined in the JOBS Act and have availed, and to the extent available may continue to avail, ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are currently an “emerging growth company” as defined in the JOBS Act, and will remain so until January 1, 2015, the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. We have taken, and to the extent available may continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to our equity incentive plan(s), our board of directors or compensation committee, and in certain instances (involving non-executive new hires) our chief executive officer and chief financial officer, are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of June 30, 2014, 407,727 shares of our common stock were available for future grant under our 2013 Stock Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan, and (ii) on January 1 of each year through January 1, 2023, by the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. As of June 30, 2014, the number of shares of our common stock available for future grant under our ESPP was 343,496. The number of shares of our common stock reserved for issuance under our ESPP will be increased on January 1 of each year by the lesser of (x) a number of additional shares of our common stock representing one percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan or ESPP may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On May 8, 2013, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-187737) that was declared effective by the SEC on May 8, 2013 and that registered shares of our common stock with a maximum aggregate offering price of $86,480,000. On May 14, 2013 and May 30, 2013, we sold 5,200,000 shares and 733,277 shares of our common stock, respectively, to the public at a price of $14.00 per share for an aggregate gross offering price of $83,065,878, or net proceeds of approximately $75.0 million after deducting underwriting discounts and commissions and offering costs.

As of June 30, 2014, we have used approximately $47.4 million of the net proceeds from our initial public offering. We intend to use the net proceeds to fund continued development of our product candidate RPC1063 in ongoing clinical trials for relapsing multiple sclerosis and ulcerative colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for eosinophilic esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Repurchases

The following table provides information regarding shares of our common stock that were repurchased during the quarter ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1-30, 2014	0		—	0	0
May 1-31, 2014	1,037	(1)	$0.30	0	0
June 1-30, 2014	0		—	0	0

Total	1,037		$0.30	0	0

(1)	Repurchase of unvested shares from a former employee that were acquired upon the early exercise of stock options.

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

Dated: August 12, 2014
/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2014
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