Form 10-Q
period 2014-09-30
Receptos, Inc.
filed 2014-11-04
CIK 1463729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2014 was 27,355,342.

RECEPTOS, INC.

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,564	$23,805
Short-term investments	234,293	45,685
Prepaid expenses and other current assets	3,976	914

Total current assets	306,833	70,404
Property and equipment, net	27,955	269
Other assets, net	480	555

Total assets	$335,268	$71,228

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,608	$5,096
Accrued expenses	10,876	7,612
Accrued compensation and benefits	2,919	1,998
Current portion of term loan	—	735
Deferred revenue	32	700

Total current liabilities	20,435	16,141
Term loan, less current portion	—	4,180
Financing liability for leased facility	27,620	—
Deferred rent	11	112

Total liabilities	48,066	20,433

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 27,353 and 18,350 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	27	18
Additional paid-in capital	459,983	146,680
Accumulated comprehensive income (loss)	(80)	6
Accumulated deficit	(172,728)	(95,909)

Total stockholders’ equity	287,202	50,795

Total liabilities and stockholders’ equity	$335,268	$71,228

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Collaborative revenue	$3,450	$1,142	$5,900	$3,868
Operating expenses:
Research and development	29,280	13,500	69,695	30,961
General and administrative	4,094	3,050	10,616	5,701

Total operating expenses	33,374	16,550	80,311	36,662

Loss from operations	(29,924)	(15,408)	(74,411)	(32,794)

Other income (expense):
Interest income	122	2	271	8
Interest expense	(593)	(158)	(909)	(284)
Foreign currency loss	(1,770)	—	(1,770)	—
Other expense	—	(1)	—	(6)

Net loss	(32,165)	(15,565)	(76,819)	(33,076)
Preferred stock deemed dividend	—	—	—	(2,056)

Net loss attributable to common stockholders	$(32,165)	$(15,565)	$(76,819)	$(35,132)

Net loss per share:
Net loss per common share, basic and diluted	$(1.19)	$(0.88)	$(3.27)	$(3.54)

Weighted-average shares used to compute net loss per common share, basic and diluted	27,020	17,715	23,487	9,928

Comprehensive loss:
Net loss	$(32,165)	$(15,565)	$(76,819)	$(33,076)
Unrealized gain (loss) on marketable securities	(75)	—	(86)	—

Comprehensive loss	$(32,240)	$(15,565)	$(76,905)	$(33,076)

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(76,819)	$(33,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,734	1,666
Depreciation and amortization	195	261
Deferred rent	(101)	(87)
Other	1,856	95
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,341)	(127)
Accounts payable	1,512	183
Accrued expenses	3,312	6,655
Accrued compensation and benefits	921	290
Deferred revenue	(668)	(1,452)

Net cash used in operating activities	(65,399)	(25,592)

Cash flows from investing activities
Purchases of marketable securities	(286,545)	—
Maturities and sales of marketable securities	96,530	—
Purchases of property and equipment	(261)	(70)

Net cash used in investing activities	(190,276)	(70)

Cash flows from financing activities
Proceeds from issuance of common stock, net	305,166	75,009
Proceeds from exercise of common stock options and warrants	687	25
Proceeds from issuance of convertible preferred stock, net	—	21,192
Proceeds from borrowings under term loan	—	4,790
Repayment of borrowings under term loan	(5,348)	—
Other	(71)	—

Net cash provided by financing activities	300,434	101,016

Increase in cash and cash equivalents	44,759	75,354
Cash and cash equivalents at beginning of the period	23,805	5,427

Cash and cash equivalents at end of the period	$68,564	$80,781

Supplemental cash flow information
Capitalized costs associated with leased building	$27,620	$—

Conversion of Series A and B Preferred Stock to common stock	$—	$63,064

Cash paid for interest	$410	$49

Release of repurchase liability for restricted stock	$48	$56

Non-cash financing activity
Preferred stock deemed dividend	$—	$2,056

See accompanying notes to these unaudited condensed consolidated financial statements

RECEPTOS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim reporting in a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K.

Liquidity

The Company has incurred losses and negative cash flows from operating activities since inception. As of September 30, 2014, the Company had an accumulated deficit of $172.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its drug candidates; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company had cash, cash equivalents and short-term investments of $302.9 million as of September 30, 2014. Based on the Company’s current business plan, management believes that existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next twelve months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment, operating primarily in the United States.

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

Short-Term Investments

The Company carries short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair-value hierarchy outlined below. The Company records unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities are determined using the specific identification method and the Company includes net realized gains and losses in interest income.

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

Fair Value of Financial Instruments

The valuation of assets and liabilities are subject to fair value measurements using a three-tiered approach and fair value measurement is classified and disclosed by the Company in one of the following three categories:

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through September 30, 2014.

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

Clinical Trial Costs and Accruals

A significant portion of the Company’s clinical trial costs relate to contracts with CROs. The financial terms of the Company’s CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing its condensed consolidated financial statements, the Company relies on cost information provided by its CROs (concerning monthly expenses as well as reimbursement for pass-through costs). The Company is also required to estimate certain of its expenses resulting from its obligations under its CRO contracts. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors.

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

Foreign Currency Translation and Transactions

The Company considers the U.S. dollar to be its fundamental currency, but maintains one of its bank accounts denominated in a foreign currency. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is included in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

The Company contracts with CROs and contract manufacturers globally and routinely enters into foreign currency denominated transactions. Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet due, monetary assets and liabilities denominated in foreign currency are translated at the period-end exchange rates. Foreign exchange transaction gains and losses are included in the results of operations and are not material in the Company’s financial statements.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period due to transactions and other events and/or circumstances from non-owner sources.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. The calculation of the net loss per share for all periods presented includes the impact of the conversion of 72.3 million shares of convertible preferred stock into 9.6 million shares of common stock on May 14, 2013 in connection with the Company’s initial public offering. The calculation of the weighted-average number of shares outstanding excludes shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock. Such shares totaled 0.2 million and 0.6 million shares as of September 30, 2014 and 2013, respectively.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented, causing any potentially dilutive securities, consisting of common stock options, to be anti-dilutive. The calculation of net loss per share excludes potentially dilutive common stock options totaling 1.9 million and 1.2 million shares as of September 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, which requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

3.	Short-Term Investments

The Company invests in available-for-sale securities, consisting of money market funds, commercial paper and debt instruments of financial institutions and corporations. Available-for-sale securities are classified as part of either cash equivalents or short-term investments in the condensed consolidated balance sheets.

Available-for-sale securities consisting of money market funds have been classified as cash equivalents and amounted to $24.5 million and $19.1 million as of September 30, 2014 and December 31, 2013, respectively.

The carrying value of available-for-sale securities classified as short-term investments consisted of the following (in thousands):

	As of September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$26,286	$13	$—	$26,299
Government sponsored entities	89,270	14	(34)	89,250
Corporate debt securities	118,817	2	(75)	118,744

Total	$234,373	$29	$(109)	$234,293

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$18,927	$17	$—	$18,944
Corporate debt securities	26,752	—	(11)	26,741

Total	$45,679	$17	$(11)	$45,685

All of the Company’s available-for-sale securities held at September 30, 2014 and December 31, 2013 had maturity dates of less than 18 months. The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the consolidated balance sheet based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations. The Company did not realize any significant gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2014. At September 30, 2014, none of the Company’s available-for-sale securities was in a material unrealized loss position. The Company has also determined that there were no other-than-temporary declines in the value of any available-for-sale investment securities held as of September 30, 2014.

4.	Fair Value Measurements

Available-for-sale investment securities are classified within the fair-value hierarchy as defined by authoritative guidance. The Company has not transferred any investment securities between the classifications. The Company obtains the fair value of its Level 2 investments from the custodian bank or from a professional pricing service. The Company’s Level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market price, calculated price or quotes from third-party pricing services. The Company validates through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2014.

The fair value of the Company’s investment holdings is summarized in the following tables (in thousands):

	As of September 30, 2014
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$24,467	$24,467	$—	$—
Commercial paper	26,299	—	26,299	—
Government sponsored entities	89,250	89,250	—	—
Corporate debt securities	118,744	—	118,744	—

Total	$258,760	$113,717	$145,043	—

	As of December 31, 2013
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,147	$8,147	$—	$—
Commercial paper	18,944	—	18,944	—
Corporate debt securities	37,649	—	37,649	—

Total	$64,740	$8,147	$56,593	—

5.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	September 30, 2014	December 31, 2013
Prepaid research and development services	$1,509	$—
Interest receivable	868	277
Prepaid insurance	584	321
Prepaid contract costs	404	—
Other prepaid costs	611	316

Total prepaid expenses and other current assets	$3,976	$914

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

	Useful life	September 30, 2014	December 31, 2013
Laboratory equipment	3 years	$3,096	$2,860
Computer equipment and software	3 years	135	150
Leasehold improvements	7 years	879	854
Construction in process (see note 8)		27,620	—

Subtotal		31,730	3,864
Less accumulated depreciation and amortization		(3,775)	(3,595)

Property and equipment, net		$27,955	$269

Accrued Expenses

The following table summarizes major classes of accrued expenses (in thousands):

	September 30, 2014	December 31, 2013
Accrued research and development services	$7,555	$3,197
Accrued royalty payable	—	550
Other accrued liabilities	3,321	3,865

Total accrued expenses	$10,876	$7,612

6.	Collaboration with Ono Pharmaceutical Co., Ltd

In December 2011, the Company entered into a co-exclusive Collaboration Agreement with Ono Pharmaceutical Co., Ltd., or Ono, to utilize the Company’s proprietary GPCR structure determination technologies for the identification of a high resolution novel protein crystal structure of an Ono proprietary GPCR drug discovery target. In December 2011, Ono paid the Company an upfront fee as consideration for technology access. The Company determined there was one unit of accounting under the Collaboration Agreement, and as such, began recognizing the upfront fee as collaborative revenue on a straight-line basis over the expected period of performance of the arrangement. The Collaboration Agreement also provided for certain other milestone payments which the Company concluded did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception of the Collaboration Agreement. Such milestone payments were also deferred and were also being amortized over the estimated period of performance of the arrangement. In December 2013, the Collaboration Agreement was amended to allow for the early termination of the research term and the Company agreed to perform technology transfer and training with respect to, and to grant Ono a non-exclusive sublicense to, the Company’s GPCR technology platform for high-resolution crystal structure determination (the “Amendment”). Pursuant to the Amendment, the Company received upfront license and collaborative research termination fees totaling $3.7 million in the first quarter of 2014. The Company determined there was one unit of accounting under the Amendment. As such, the upfront fees of $3.7 million, along with the remaining deferred revenue of $0.7 million from the Collaboration Agreement, were being amortized over the revised expected period of performance of 12 months.

The Company received notice from Ono in August 2014 that all deliverables specified by the Amendment had been satisfied in full, and as such, the Company recognized all previously deferred revenue associated with the collaboration with Ono. During the third quarter of 2014, the Company also recognized collaborative revenue of $1.3 million associated with a technology transfer milestone payment received in connection with the Amendment.

Revenue under the Collaboration Agreement with Ono for the three and nine months ended September 30, 2014 was $3.5 million and $5.9 million, respectively, and for the three and nine months ended September 30, 2013 was $1.1 million and $3.9 million, respectively.

The Company remains eligible for future technology transfer milestone payments of up to an additional $0.8 million (upon satisfaction of certain predetermined criteria) in connection with the Amendment based solely upon Ono’s performance. The Company also remains eligible for research milestone payments of up to another $1.8 million based on successful completion of certain research activities and for development milestone payments of up to $13.5 million for the achievement of development milestones based solely upon Ono’s performance.

7.	Term Loan and Security Agreement

In April 2013, the Company entered into a credit and security agreement with MidCap Funding III, LLC. under which it borrowed $5.0 million. The loan was recorded at its initial carrying value of $5.0 million, less the debt discount of $0.2 million. The debt discount included an initial fee and certain reimbursed transaction costs paid to the lender. The agreement also called for the Company to pay an exit fee based on a percentage (7%) of borrowings under the facility, as well as a prepayment fee on any amounts repaid prior to loan maturity. In August 2014, the Company terminated this facility and repaid the loan, as well as exit and prepayment fees totaling $0.5 million. The Company has no further obligations under this agreement, and there are no further encumbrances on the Company’s assets associated with the security provisions of this agreement.

8.	Financing Liability for Leased Facility

In April 2014, the Company entered into an agreement for the lease of 42,047 square feet of laboratory and office space on a build-to-suit basis for its new headquarters location in San Diego, California. The Company will incur costs to build out the leased space to its specifications, subject to a tenant improvement (“TI”) allowance from the landlord. The repayment of the TI allowance is incorporated into the base rent to be paid by the Company. The agreement also allows for an additional TI allowance of up to $0.9 million, to be used at the election of the Company and to be repaid with interest at 8%. The Company expects to occupy this space by December 31, 2014.

The lease commencement date is the earlier to occur of: (i) the date that tenant improvements to the leased space are substantially completed; or (ii) December 31, 2014. The rent commencement date is nine months after the lease commencement date, with base monthly rent payments in the initial amount of approximately $137,000, subject to annual increases of 3%. The estimated base rent payments over the initial 10-year lease term are expected to total $17.6 million. In addition to the base rent payment, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The lease can be terminated by the Company after five years, subject to payment of a lease termination fee as well as certain other costs. The Company has the option to extend the term of this lease for an additional five-year period with a base rent equal to the then market rate.

The building that houses the leased space is currently undergoing a significant structural renovation which is expected to be completed by December 31, 2014. Based on the terms of the lease agreement and applicable accounting rules, the Company was determined to bear substantially all of the construction-related risks during the construction period, and was deemed the owner of the building for accounting purposes during the construction period. As a result, the Company’s consolidated balance sheet at September 30, 2014 includes a fixed asset (construction in process) and a corresponding long-term obligation (financing liability for leased facility) which reflects the estimated fair value of this facility of $27.6 million. This fair value measurement is categorized within Level 3 of the fair value hierarchy. Upon completion of construction, the Company will occupy the building and will finalize an assessment of the sale-leaseback criteria to determine whether it will de-recognize the building asset and liability.

9.	Commitments and Contingencies

License Agreements

The Company has license agreements with The Scripps Research Institute, or TSRI, that require it to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. The Company’s agreements with TSRI include the following:

S1P1R Modulators License Agreement. In April 2009, the Company entered into a License Agreement with TSRI, whereby the Company received an exclusive worldwide license under the Licensed Patent Rights (as defined in the license agreement) for S1P1R modulators and a non-exclusive worldwide license to the Licensed Materials (as defined in the license agreement). In consideration, the Company (i) agreed to pay a nominal annual maintenance fee, (ii) is responsible for paying royalties on annual net sales of Licensed Product (as defined in the license agreement) ranging between 1.5% and 2.0%, until such time as the expiration of the last valid claim in the Licensed Patent rights , (iii) is responsible for paying royalties ranging between 0.75% and 1.0%, on annual net sales of Non-Patent Product (as defined in the license agreement) until such time as one or more generic versions of such Non-Patent Product are commercially sold and the Company demonstrates to TSRI that sales of such generic products account for a specific percentage of aggregate unit sales in a calendar quarter, (iv) is responsible for paying product development milestone payments not to exceed $4.4 million, and (v) is responsible for paying a percentage of any sublicense revenue payments received by the Company.

Technology Platform License Agreement. In June 2009, the Company entered into a Technology Platform License Agreement with TSRI whereby the Company received an exclusive worldwide license under the Licensed Patent Rights (as defined in the agreement), and a non-exclusive worldwide license under the Know-How (as defined in the agreement). In consideration, the Company (i) agreed to pay a nominal annual maintenance fee beginning after June 18, 2011, which is credited against running royalties during the term of the agreement, (ii) agreed to pay running royalties at a de minimus rate of annual net sales of Company Products (as defined in the agreement) until June 18, 2019, (iii) agreed to pay product development milestone payments not to exceed approximately $1.0 million and (iv) is required to make non-creditable, non-refundable Aggregate Technology Income, or ATI (as defined in the agreement) payments of 7.5% of the first $100 million of cumulative ATI, except that no ATI payments is due on the first $2.5 million in cumulative ATI and a reduced percentage of that portion of cumulative ATI that is in excess of $100 million. All product development milestone and ATI payments are payable up to June 18, 2027.

Royalty consideration paid to TSRI under these agreements totaled $0.1 million for the three and nine months ended September 30, 2014, respectively, and $0 and $20,000 for each of the comparable prior year periods.

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

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2014, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

Restricted Common Stock. The Company’s 2008 Stock Plan allowed for the early exercise of options issued under the plan. As of September 30, 2014, 167,000 shares associated with these early exercised option grants were subject to repurchase by the Company. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. This repurchase obligation is included in accrued expenses. During the nine months ended September 30, 2014, the Company repurchased from terminated employees 19,000 unvested shares of common stock associated with early exercised option grants. The Company did not make any such repurchases during the comparable period of 2013.

Prior to 2013, the Company issued restricted common stock to certain founders and officers of the Company. As of September 30, 2014, 69,000 shares associated with these restricted stock awards were subject to repurchase by the Company.

Sales of Common Stock. During June 2014, the Company completed an underwritten public offering of 5,097,950 shares of its common stock at an offering price of $40.25 per share. The Company received net proceeds from this offering of approximately $195.0 million, after deducting underwriting discounts, commissions and offering-related expenses of $10.1 million.

During January 2014, the Company completed an underwritten public offering of 3,818,000 shares of its common stock at an offering price of $30.75 per share. The Company received net proceeds from this offering of approximately $109.9 million, after deducting underwriting discounts, commissions and offering-related expenses of $7.5 million.

11.	Stock Options and Stock-Based Compensation

The Company’s 2013 Stock Incentive Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors and consultants. The Company issues both performance-based and time-based stock options and restricted stock awards. Performance-based awards generally vest 25% upon achievement of a milestone event, with monthly ratable time-based vesting over the subsequent 36 months, while time-based awards generally vest over a four-year period commencing with the vesting of 25% on the first anniversary of the date of grant with monthly ratable vesting thereafter. Milestone events are specific to corporate goals. Awards generally expire ten years from the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2014 (share amounts in thousands):

	# Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	1,398	$14.78
Granted	689	39.97
Exercised	(104)	6.64
Forfeited	(62)	17.96

Outstanding at September 30, 2014	1,921	$24.33

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The following table summarizes stock-based compensation expense for all equity awards granted (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Included in research and development expense	$1,420	$499	$3,787	$791
Included in general and administrative expense	1,692	638	3,947	875

Total stock-based compensation expense	$3,112	$1,137	$7,734	$1,666

The Company granted an aggregate of 7,000 restricted stock units to certain employees in March 2014, of which 4,000 shares vested in August 2014, and 2,000 remain outstanding at September 30, 2014. These awards are subject to time-based vesting conditions and the expense associated with these awards is being recognized over the anticipated service period.

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

Since our inception, we have focused our attention on, and devoted substantial resources to, developing RPC1063 and RPC4046. We are focusing on two indications for RPC1063, one of which is currently the subject of the Phase 3 portion of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. We have also initiated a randomized Phase 2 study of RPC4046. In addition, we have a research program developing oral, small molecule, positive allosteric modulators (PAMs) of the glucagon-like peptide-1 receptor (GLP-1R) for the treatment of Type 2 Diabetes.

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform. Under these agreements we have received upfront payments, license fees, research and development funding and research and/or development milestones. We have not generated any revenue from product sales. Through September 30, 2014, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred significant operating losses since our inception in 2008 and, as of September 30, 2014, we had an accumulated deficit of $172.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase substantially as we:

•	advance the current Phase 3 portion of our Phase 2/3 study of RPC1063 in RMS;

•	advance our current Phase 2 study of RPC1063 in UC;

•	prepare for and initiate a Phase 3 study of RPC1063 in UC;

•	prepare for and initiate a Phase 2 study in RPC1063 in Crohn’s disease;

•	advance our current Phase 2 study of RPC4046 in EoE;

•	prepare for and initiate a second phase 3 study of RPC 1063 in RMS;

•	advance our GLP-1R PAM program through preclinical development;

•	continue research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire additional staff, including clinical, scientific, operational, financial and management personnel.

To fund future operations we will likely need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to commercialize any product candidate which may receive approval. Accordingly, we will continue to require substantial additional capital for our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

To date, we have conducted research on two classes of GPCR-targeted therapeutics, sphingosine 1-phosphate 1 receptor (S1P1R) modulators and glucagon-like-peptide-1 receptor (GLP-1R) positive allosteric modulators (PAMs), including through the utilization of our GPCR technology platform, with the goal of identifying product candidate characteristics that may lead to best-in-class profiles. Our development is focused on two indications for our lead asset RPC1063, one of which is currently the subject of the Phase 3 portion of a Phase 2/3 study and the second of which is currently the subject of a randomized Phase 2 study. In the near future, we anticipate the majority of our financial resources will continue to be dedicated to development of RPC1063. We have also initiated clinical development for an in-licensed asset, RPC4046, and we are advancing our GLP-1R PAM program through preclinical development. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical and preclinical development programs.

During the first quarter of 2011, we began tracking external development costs once our lead product candidate development program entered the clinical stage. Such costs were not significant prior to that time. From the beginning of 2011 through September 30, 2014, costs associated with developing RPC1063 have been our largest research-related expenditure, representing 66.2% of our total R&D expenses. Such costs totaled $48.2 million, or 69.2% of R&D expenses, for the nine months ended September 30, 2014. We have contracted with a CRO to manage our clinical trials under an agreed upon budget for each study, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing, prior to commencement of the work. Our internal R&D costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

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

Under our agreement with Ono, we were responsible for assisting Ono with technology transfer regarding our GPCR technology platform, but Ono is fully responsible for advancing any development candidate. We are responsible for all of the R&D costs for the RPC1063 and GLP-1R PAM programs, unless and to the extent that we partner these programs in the future. We are responsible for the Phase 2 development costs for RPC4046 in EoE and, depending upon whether AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie (formerly a part of Abbott Laboratories), elects to exercise its option to collaborate with us following the availability of Phase 2 results, we may be responsible for half or all of the development costs for RPC4046 in the future.

Our lead product, RPC1063, is in late stage clinical development for two indications, RMS and UC, and our second clinical product, RPC4046, is the subject of a Phase 2 study in EoE. Our GLP-1R PAM research program is at the stage of lead series determination. Successful development of current and future product candidates from our clinical development and research programs is highly uncertain. Completion dates and completion costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of research programs, the results of ongoing and future clinical trials, and our ability to enter into collaborative agreements with respect to each program or potential product candidate, as well as ongoing assessments as to each current or future product candidate’s commercial potential. We will need to raise substantial additional capital and may seek collaborative agreements in the future in order to advance our various programs.

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

We expect that G&A expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company and complying with exchange listing and Securities and Exchange Commission requirements, including the additional complexities and related costs of our transition at the beginning of 2015 from an “emerging growth company” to a “large accelerated filer” under the rules of the SEC. These increases will likely include higher legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations activities.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than as described below under “Other Accrued Liability,” there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.

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

The form of a lessee’s involvement during the construction period raises questions about whether the lessee is, solely for accounting purposes, acting as an agent for the owner/lessor or is, in substance, the owner of the asset during the construction period. For accounting purposes, a lessee is considered the owner of a construction project during the construction period if the lessee bears substantially all of the construction period risks. If, at any time during the construction period, the present value of amounts that could be due to the landlord is 90% or more of the total qualifying project costs incurred to date, or the lease agreement does not comply with any one or more of six “special” provisions, then the lessee would be deemed to bear substantially all of the construction period risk and be deemed the accounting owner of the property. Since we determined we are the owner for accounting purposes during the construction period, we recorded an asset representing the fair value of the building, with a corresponding liability recorded as a component of other long-term liabilities. Upon completion of construction, we will occupy the building and will finalize an assessment of the sale-leaseback criteria to determine whether we will de-recognize the building asset and liability.

Results of Operations

The period-to-period comparison of our condensed consolidated financial results below is not necessarily indicative of the consolidated financial results that will be achieved in future periods.

Comparison of Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2014	2013
Collaborative revenues	$3,450	$1,142	$2,308
Research and development expenses	29,280	13,500	15,780
General and administrative expenses	4,094	3,050	1,044

Collaborative Revenues. The following table summarizes our sources of revenue for the periods indicated (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$3,450	$—	$3,450

Total for the three months ended September 30, 2014	$3,450	$—	$3,450

Ono Pharmaceutical Co., Ltd.	$420	$722	$1,142

Total for the three months ended September 30, 2013	$420	$722	$1,142

Collaborative revenues were $3.5 million for the three months ended September 30, 2014, compared to $1.1 million for the same period of 2013. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over our estimated period of performance, and research and development funding received under our collaborative arrangements. In August 2014, the Company received notice that all deliverables specified by the amended agreement between Ono and us had been satisfied in full. The increase in our collaborative revenues during 2014 in comparison to the prior year reflects the recognition of all previously deferred revenue associated with this collaboration, as well as recognition of a $1.3 million non-substantive technology transfer milestone payment received from Ono.

Research and Development Expenses. The following table summarizes our R&D expenses for the periods indicated (in thousands):

	Three months ended September 30,		Increase
	2014	2013
Third-party clinical trial costs:
RPC1063 — RMS study costs	$18,607	$8,349	$10,258
RPC1063 — UC study costs	2,400	1,690	710
RPC4046 — EoE study costs	1,253	—	1,253

Total external clinical trial costs	22,260	10,039	12,221
Other unallocated R&D costs	7,020	3,461	3,559

Total R&D expenses	$29,280	$13,500	$15,780

R&D expenses were $29.3 million for the three months ended September 30, 2014, compared to $13.5 million for the same period of 2013. The increase in R&D costs is primarily related to increased activity on each of our clinical development programs.

General and Administrative (G&A) Expenses. G&A expenses were $4.1 million for the three months ended September 30, 2014, compared to $3.1 million for the same period of 2013. The increase in G&A expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly traded company. The overall increase is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $1.1 million, and additional expenditures on outside services, including consulting costs, accounting fees and insurance.

Foreign Currency Loss. The Company maintains a Swiss franc denominated bank account for purposes of settling certain obligations arising outside the United States. The Company recognized net foreign currency losses of $1.8 million for the three months ended September 30, 2014, compared to $0 for the same period of 2013. This loss in 2014 primarily reflects the impact of declining foreign exchange rates during the third quarter of 2014 on the Company’s Swiss franc denominated bank account. The Company maintained no such bank account in 2013.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,		Increase (decrease)
	2014	2013
Collaborative revenues	$5,900	$3,868	$2,032
Research and development expenses	69,695	30,961	38,734
General and administrative expenses	10,616	5,701	4,915
Deemed dividend	—	2,056	(2,056)

Collaborative Revenues. The following table summarizes our sources of revenue for the periods indicated (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$5,650	$250	$—	$5,900

Total for the nine months ended September 30, 2014	$5,650	$250	$—	$5,900

Ono Pharmaceutical Co., Ltd.	$1,260	$250	$2,358	$3,868

Total for the nine months ended September 30, 2013	$1,260	$250	$2,358	$3,868

Collaborative revenues were $5.9 million for the nine months ended September 30, 2014, compared to $3.9 million for the comparable prior-year period. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which are being recognized over our estimated period of performance, and R&D funding received from our collaborative arrangements. In August 2014, the Company received notice that all deliverables specified by the amended agreement between Ono and us had been satisfied in full. The increase in our collaborative revenues during 2014 in comparison to the prior year reflects the recognition of all previously deferred revenue associated with this collaboration, as well as recognition of a $1.3 million non-substantive technology transfer milestone payment received from Ono.

Research and Development Expenses. The following table summarizes our R&D expenses for the periods indicated (in thousands):

	Nine months ended September 30,		Increase
	2014	2013
Third-party clinical trial costs:
RPC1063 — RMS study costs	$40,680	$17,365	$23,315
RPC1063 — UC study costs	7,516	4,526	2,990
RPC4046 — EoE study costs	2,234	—	2,234

Total external clinical trial costs	50,430	21,891	28,539
Other unallocated R&D costs	19,265	9,070	10,195

Total R&D expenses	$69,695	$30,961	$38,734

R&D expenses were $69.7 million for the nine months ended September 30, 2014, compared to $31.0 million for the same period of 2013. The increase in R&D costs is primarily related to increased activity on each of our clinical development programs.

General and Administrative Expenses. G&A expenses were $10.6 million for the nine months ended September 30, 2014, compared to $5.7 million for the same period of 2013. The increase in G&A expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly traded company. The overall increase is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $3.1 million, and additional expenditures on outside services, including consulting costs, accounting fees and insurance.

Foreign Currency Loss. The Company maintains a Swiss franc denominated bank account for purposes of settling certain obligations arising outside the United States. The Company recognized net foreign currency losses of $1.8 million for the nine months ended September 30, 2014, compared to $0 for the same period of 2013. This loss in 2014 primarily reflects the impact of declining foreign exchange rates during the third quarter of 2014 on the Company’s Swiss franc denominated bank account. The Company maintained no such bank account in 2013.

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

Liquidity and Capital Resources

Overview

We have incurred losses and negative cash flows from operating activities since our inception and we anticipate that we will continue to incur net losses into the foreseeable future as we: (i) continue the development and commercialization of our drug candidates; (ii) work to develop additional drug candidates through research and development programs; and (iii) expand our corporate infrastructure to support our growth. We plan to continue to fund losses from operations and capital funding needs through future debt and equity financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs.

As of September 30, 2014, we had cash, cash equivalents and short-term investments of $302.9 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations may differ materially from actual results.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(65,399)	$(25,592)
Investing activities	(190,276)	(70)
Financing activities	300,434	101,016

Total	$44,759	$75,354

Operating activities. Net cash used in operating activities was $65.4 million for the nine months ended September 30, 2014, compared to $25.6 million for the same period ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, respectively, the primary use of cash was to fund our clinical trial and other R&D activities. The increase in R&D costs is primarily related to increased activity on each of our clinical development activities.

Investing activities. Net cash used in investing activities was $190.3 million during the nine months ended September 30, 2014, compared to $0.1 million for the same period ended September 30, 2013. During 2014, we made net purchases of marketable securities of $190.0 million with a portion of the proceeds from our secondary offerings of common stock in January and June of 2014. During that same time period, we also purchased $0.3 million in equipment to further support our research and development activities. We did not hold any short-term investments during the nine months ended September 30, 2013, and our equipment purchases totaled $0.1 million during that time period.

Financing activities. During the nine months ended September 30, 2014 and 2013, net cash provided by financing activities was $300.4 million and $101.0 million, respectively. During the nine months ended September 30, 2014, the net cash provided by financing activity was primarily attributable to the net proceeds from two secondary offerings of our common stock which occurred in January and June of 2014, net of the $5.3 million used to repay our borrowings under our term loan. During the nine months ended September 30, 2013, we raised $75.0 million from the initial public offering (IPO) of our common stock. We also raised an additional $21.2 million from the sale of Series B Convertible Preferred Stock (which later converted into common stock in connection with our IPO) and $5.0 million from borrowings under a term loan arrangement.

Off-Balance Sheet Arrangements

Through September 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers that supersedes most previous revenue recognition guidance, including industry-specific guidance. The recent guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, which requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our cash primarily in commercial paper and debt instruments of financial institutions, corporations, US government-sponsored agencies and the US Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Exchange Risk

We contract with CROs and investigational sites in several foreign countries, including countries in Eastern and Western Europe and the Asian Pacific. In addition, we purchase certain supplies, including comparator drug supply for our Phase 3 program in RMS, outside the U.S. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have elected to manage a portion of these cash flow exposures through the purchase of Swiss francs. Our Swiss franc holdings are marked to market at the end of each period and any change in record as gains or losses in the consolidated statements of operations and comprehensive loss. A 10% change in the exchange rates existing at September 30, 2014 would have increased/ decreased our unrealized foreign currency loss on our Swiss franc holdings by $3.4 million.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three and nine month periods ended September  30, 2014 and 2013.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with the other information contained in this quarterly report and the financial statements and notes thereto for the year ended December 31, 2013 contained in our Annual Report on Form 10-K for the same period, before making your decision whether to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical-stage company with no approved products and no historical product revenues, which makes it difficult to assess our future prospects and financial results.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking preclinical studies and clinical trials of our product candidate RPC1063, and in-licensing, preparing for and initiating the clinical development of our product candidate RPC4046. As an early stage company, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, the ability to predict our future operating results or business prospects is more limited than if we had a longer operating history or approved products on the market.

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

We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the nine months ended September 30, 2014 was approximately $76.8 million, and as of September 30, 2014, we had an accumulated deficit of $172.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We are currently conducting the Phase 3 portion of a Phase 2/3 study of RPC1063 in Relapsing Multiple Sclerosis (RMS), a Phase 2 study of RPC1063 in Ulcerative Colitis (UC), and a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). We also plan to conduct a Phase 3 program for RPC1063 in UC and a Phase 2 study of RPC1063 in Crohn’s disease and a second Phase 3 study of RPC1063 in RMS. Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of RPC1063 and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Our existing cash and cash equivalents will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to commercialize any product candidate that is approved. Accordingly, we will continue to require substantial additional capital to continue our clinical development activities and potentially engage in commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

Some of these factors are outside of our control. Based upon our current expected level of operating expenditures and our existing cash and cash equivalents, we believe that we will be able to fund our operations for at least the next 12 months. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete the Phase 3 programs of RPC1063 in RMS or UC. Accordingly, we expect that we will need to raise substantial additional funds in the future. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain funding from equity offerings or debt financings, including on a timely basis, we may be required to:

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

Our business and future success is substantially dependent on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC1063, which is in the Phase 3 portion of a Phase 2/3 study for RMS and a Phase 2 study for UC. Our business and future success also depends on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC4046, which is currently being studied in a Phase 2 study in EoE. Our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply, building of, or partnering with, a commercial organization, substantial investment and significant marketing efforts before any revenues can be generated from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. We cannot assure you that our clinical trials for RPC1063 or RPC4046 will be completed in a timely manner, or at all, or that we will be able to obtain approval from the FDA, the EMA or any other foreign regulatory authority for either of these product candidates. We cannot be certain that we will advance any other product candidates into clinical trials. If any of RPC1063, RPC4046 or any future product candidate is not approved and commercialized, we will not be able to generate any product revenues. Moreover, any delay or setback in the development of any product candidate could adversely affect our business and cause our stock price to fall.

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

We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining Institutional Review Board (IRB) approval at each site;

•	obtaining regulatory concurrence on the design and parameters for the trial;

•	obtaining approval for the designs of our clinical development programs for each country targeted for trial enrollment;

•	recruiting suitable patients to participate in a trial, which may be impacted by the number of competing trials that are enrolling patients;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites;

•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of comparator drug for use in clinical trials; or

•	the availability of adequate financing and other resources.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Monitoring Committee (DMC) for such trial or by the FDA or other regulatory authorities. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, it is possible that safety issues or adverse side effects could be observed in our trials for RPC1063 in RMS and UC or for RPC4046 in EoE, which could result in a delay, suspension or termination of the ongoing trials of RPC1063 (in one or both indications) or of RPC4046. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If RPC1063, RPC4046 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of our ongoing trials for RPC1063 in RMS and/or UC or RPC4046 in EoE do not achieve the primary efficacy endpoints or demonstrate unexpected safety findings, the prospects for approval of RPC1063 or RPC4046, as applicable, as well our stock price and our ability to create stockholder value would be materially and adversely affected.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The competition in the RMS market is particularly intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) ß-1a), Betaseron® (IFN ß -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN ß-1a)), Tysabri® (natalizumab), mitoxantrone, Aubagio®, Gilenya® and Tecfidera®. LemtradaTM, sponsored by Sanofi, was approved in the EU in September 2013 as a twice-yearly, intravenously infused therapy. In the US, Sanofi resubmitted a supplemental Biologics License Application (sBLA) for LemtradaTM in the second quarter of 2014 to address issues noted by the FDA in its December 2013 Complete Response Letter to the initial sBLA, submitted in 2012. In January 2014, Teva received a refusal to its Marketing Authorization Application (MAA) for Nerventra® (laquinimod), submitted for regulatory approval in 2012, and subsequently Teva requested a re-review of the MAA by the European Medicines Agency (EMA). The Committee for Medicinal Products for Human Use (CHMP) re-examined the initial opinion, and confirmed the refusal of the marketing authorization in May 2014. In addition, there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn’s Disease (CD), drug sales from three therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia® (certolizumab pegol) and Humira® (adalimumab)) and antimetabolites (including methotrexate and others). In addition, Entyvio® (vedolizumab) was approved by the FDA for treatment of UC and CD in May 2014, and there are several late-stage pipeline programs in development for IBD indications. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

Oral RMS therapies in particular represent competition for us, since RPC1063 is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2013, Gilenya® achieved approximately $1.9 billion in worldwide sales and in the third quarter of 2014 achieved $653 million in worldwide sales, an increase of 27% over 2013 third quarter sales. Like RPC1063, Gilenya® is an S1PR modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, RPC1063 is in the Phase 3 portion of a Phase 2/3 trial for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by RPC1063, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been approved. Specifically, in 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and in March 2013, Biogen Idec’s Tecfidera® became the third oral therapy approved for RMS. Although not an S1PR modulator, Tecfidera® in particular has built upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. In 2013, Tecfidera® achieved $877 million in worldwide sales and in the third quarter of 2014 achieved $787 million in worldwide sales, an increase of 174.8% over 2013 third quarter sales. In the development pipeline for oral therapies, Nerventra®‘s sponsors (Teva Pharmaceutical Industries Ltd. and Active Biotech AB) have announced their commitment to pursue US registration based on a phase 3 RMS study currently estimated to completed in June 2018. Beyond Gilenya®, which is approved, the late-stage S1PR modulator drug pipeline of potential competition in RMS consists of one other active programs, MT-1303 (under development by Mitsubishi Tanabe). S1PR modulator drug pipeline programs, siponimod (under development by Novartis) and ponesimod (under development by Actelion), have diverted development to SPMS or suspended further development pending partnership, respectively. In June 2014, Merck KGaA announced that it had reached a mutual agreement with Ono Pharmaceuticals to terminate the license agreement for a fourth program, ceralifimod (Ono-4641), because it did not meet Merck’s criteria for further investment.

Although we believe RPC1063 has the potential to demonstrate differentiation as the best S1PR modulator in RMS, as clinical development of RPC1063 is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in RMS or as a result of its safety profile. With respect to efficacy, for example, whereas Gilenya® is a non-selective S1PR modulator with activity on four of the five S1P receptors and RPC1063 is by comparison more selective for the S1P1R and to a lesser extent, the S1P5R, it is possible that efficacy for an S1PR modulator benefits from, and is potentially dependent upon, broader activity among the S1P receptors and that RPC1063’s profile will not result in best-among-S1PR modulator effectiveness, or even meaningful effectiveness. Moreover, although we believe RPC1063 has the potential for clinically meaningful improved safety features, late-stage clinical trial results may be inconsistent with earlier studies and not support such a safety profile. Inasmuch as RPC1063 will, if approved in RMS, be entering a market in which the first approved oral therapy (Gilenya®, which is also an S1PR modulator) will have been available since 2010, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS may adversely affect the ability of RPC1063 to be approved for commercialization. If approved, the absence of differentiation for RPC1063 as the best S1PR modulator in RMS would adversely affect the ability of RPC1063 to gain market share and otherwise be commercialized successfully. In addition, at such time as RPC1063 is approved for marketing in RMS, if ever, the patent protection for Gilenya® may have lapsed, in which case generic treatments of Gilenya® may be available. The competition represented by generic alternatives to or versions of an S1PR modulator, including the expected lower cost of any such generic alternatives, would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully.

We have publically disclosed positive results of the induction period of a Phase 2 study of RPC1063 in UC and plan to initiate in 2015 a Phase 3 program for RPC1063 in UC and a Phase 2 trial of RPC1063 in Crohn’s disease. Although we believe RPC1063 has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC, as clinical development of RPC1063 in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of RPC1063 in UC, the safety profile of RPC1063 or the relative pace of development and potential timing for regulatory approval, if any, of RPC1063 in UC. To our knowledge, currently there are no other S1P1 modulators in clinical trials for UC. It is possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of RPC1063 in UC), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), Pfizer’s oral JAK tyrosine kinase inhibitor which is approved for Rheumatoid Arthritis, is currently in phase 2 development for CD and phase 3 development for UC. Although Xeljanz® is not an S1P1R modulator, its advanced stage of development relative to RPC1063 in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC. KRP203, a non-selective S1PR modulator being developed by Kyorin and Novartis, has completed a Phase 2 exploratory trial for UC under Novartis sponsorship and is in Phase 2 development for CD in Japan under Kyorin sponsorship. If RPC1063 is not the first-approved S1PR modulator for UC, the ability of RPC1063 to be approved for commercialization in UC may be adversely affected. In addition, any off-label use of another S1PR modulator in UC would adversely affect the ability of RPC1063, if approved, to gain market share and otherwise be commercialized successfully in UC.

RPC4046 is a recombinant, humanized, high-affinity, selective, anti-interleukin-13 (IL-13) monoclonal antibody. IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders, with the first human proof-of-concept data being obtained in a Phase 2 study of Genentech’s anti-IL-13 antibody lebrikizumab for the treatment of Asthma. We are currently conducting a Phase 2 clinical study of RPC4046 in an allergic/immune-mediated disorder, EoE, which is an Orphan Disease for which there is currently no FDA-approved therapy. It is possible that other anti-IL-13 antibodies may also pursue approval in EoE. For example, QAX-576, an intravenously administered anti-IL-13 antibody currently in development by Novartis for EoE and other indications, has completed an exploratory single dose Phase 2 study in 25 patients with EoE. The absence of status for RPC4046 as the first-approved therapy in EoE may adversely affect the ability of RPC4046, if approved, to gain market share and otherwise be commercialized successfully in EoE. In particular, the presence of other approved anti-IL-13 therapies may adversely affect the ability of RPC4046 to gain market share and otherwise be commercialized successfully.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive. Accordingly, we may seek to enter into collaborations with companies that have more resources and experience. For example, we may seek a development and commercial partner for RPC1063, particularly since the substantial costs of developing an RMS therapy or UC therapy in later-stage clinical trials may otherwise be prohibitive. If we are unable to obtain a partner for RPC1063, we may be unable to advance the development of RPC1063 through late-stage clinical development and seek approval in any market. In addition, although AbbVie has an option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, if AbbVie declines such option, we may elect to seek a different development and commercial partner for RPC4046 if we believe such Phase 2 results warrant further development. We do not intend to enter into a collaboration agreement for the development of RPC1063 unless we retain key decision-making, development and/or commercialization rights, and it may be difficult to find a suitable partner willing to share such rights. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

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

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, if AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, AbbVie will have control of any ex-US commercialization in the event RPC4046 is approved. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain.

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

RPC4046 is a recombinant, humanized, high affinity, selective anti-IL-13 monoclonal antibody. Our rights to RPC4046, which are the subject of an exclusive development agreement with AbbVie which is limited in scope to conducting a Phase 2 study of RPC4046 in EoE, do not preclude AbbVie from using the anti-IL-13 antibody in other products which are not solely specific to the IL-13 target. Whether AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, or in the alternative AbbVie does not elect such a collaboration and we receive an exclusive worldwide license to RPC4046 which will be unlimited as to indications, AbbVie will retain the right to use the anti-IL-13 antibody in other products that are not solely specific to the IL-13 target. While we believe that any such product would necessarily be meaningfully different from RPC4046, there can be no assurance that any such product would not have certain qualities in common with or similar to RPC4046 and thus be potentially competitive with RPC4046, or that adverse events arising from the clinical development of any such product would not have an impact on the development, commercialization or potential value of RPC4046 due, for example, to such qualities. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license, and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement, another AbbVie product covered by the same patent portfolio, such as a different product using the anti-IL-13 antibody, could potentially influence AbbVie’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other product as compared with RPC4046. In addition, while the term of the composition of matter patent for RPC4046 in the US could be extended up to five additional years under the provisions of the Hatch-Waxman Act if RPC4046 achieves regulatory approval, such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046. If the extension is otherwise available in such context it is possible that AbbVie would instead utilize or choose to reserve the opportunity for an extension of the composition of matter patent for a different product using the anti-IL-13 antibody, in which case we would not have the benefit of a potential extended patent term for RPC4046.

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

We are currently conducting a Phase 2 trial of RPC4046 in EoE. As part of our Development License and Option Agreement, AbbVie has agreed to manufacture quantities of RPC4046 drug substance and drug product needed for preclinical and clinical studies, including the Phase 2 study of RPC4046 in EoE. Should AbbVie elect at its option to enter into a collaboration with us following the completion of the planned Phase 2 trial of RPC4046 in EoE, AbbVie can elect to manufacture and supply the collaboration with RPC4046 or effect technology transfer to a third-party manufacturer to supply the collaboration. If AbbVie does not exercise its option to collaborate, the parties will either agree on the terms for AbbVie to supply RPC4046 to us or AbbVie will effect technology transfer to a third-party manufacturer. If technology transfer occurs in either scenario, and if we or AbbVie are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms, or if AbbVie fails to supply RPC4046 on a timely basis, any ability to develop and commercialize RPC4046 will be adversely affected. Additionally, an inability to effect technology transfer in a timely fashion will impact the pace and potential success of our development efforts as well as our prospects for potential commercialization.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidates that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of RPC1063 and/or RPC4046, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In the instance of RPC4046, should AbbVie elect to enter into a collaboration with us following completion of the Phase 2 trial of RPC4046 in EoE, then we will have co-promotion and commercialization rights with AbbVie in the US with AbbVie having control of commercialization outside the US. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner (including AbbVie if it exercises its option to collaboration with us on RPC4046) does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

Sales of our product candidates outside of the US will be subject to foreign regulatory requirements governing clinical trials and marketing approval and, to the extent that we retain commercial rights following clinical development, we would plan to seek regulatory approval to commercialize our product candidates in the US, the EU and additional foreign countries. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the US, including additional preclinical studies or clinical trials. In many countries outside the US, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We may decide to submit an MAA to the EMA for approval. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the US and the EEA also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

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

Failure to continue to strengthen our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

The patent portfolio for RPC1063 contains patents and patent applications directed to compositions of matter for RPC1063 and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of September 30, 2014, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to seven issued US patents and six pending US patent applications as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa. We expect the composition of matter patent for RPC1063 (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming RPC1063 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains issued patents and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of September 30, 2014, this in-licensed portfolio consisted of two issued US patents, one pending US patent application, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as one issued patent directed to certain methods of use. As of September 30, 2014, we owned three issued US patents and five pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Canada, Europe, Japan, Australia, Brazil, China, India, South Korea,

Mexico, New Zealand and Russia. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of September 30, 2014, we had exclusive commercial license rights from TSRI to two US patents, two pending US patent applications and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

As of September 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 19.9% of our outstanding stock. Therefore, these stockholders will have the ability to exert significant influence on matters requiring stockholder approval. For example, these stockholders may be able to have a substantial impact on elections of directors, approval of amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are currently an “emerging growth company” as defined in the JOBS Act and have availed, and to the extent available may continue to avail, ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are currently an “emerging growth company” as defined in the JOBS Act, and will remain so until January 1, 2015, the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. We have taken, and to the extent available may continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to our equity incentive plan(s), our board of directors or compensation committee, and in certain instances (involving non-executive new hires) our chief executive officer and chief financial officer, are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of September 30, 2014, 387,872 shares of our common stock were available for future grant under our 2013 Stock Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan, and (ii) on January 1 of each year through January 1, 2023, by the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. As of September 30, 2014, the number of shares of our common stock available for future grant under our ESPP was 343,496. The number of shares of our common stock reserved for issuance under our ESPP will be increased on January 1 of each year by the lesser of (x) a number of additional shares of our common stock representing one percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan or ESPP may have an adverse effect on the market price of our common stock.

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

As of September 30, 2014, we have used approximately $72.5 million of the net proceeds from our initial public offering. We intend to use the net proceeds to fund continued development of our product candidate RPC1063 in ongoing clinical trials for relapsing multiple sclerosis and ulcerative colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for eosinophilic esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Repurchases

The following table provides information regarding shares of our common stock that were repurchased during the quarter ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1-31, 2014	—		—	0	0
August 1-31, 2014	—		$—	0	0
September 1-30, 2014	4,730	(1)	$0.28	0	0

Total	4,730		$0.28	0	0

(1)	Repurchase of unvested shares from a former employee that were acquired upon the early exercise of stock options.

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

Dated: November 4, 2014
/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2014
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