Form 10-K
period 2014-12-31
Receptos, Inc.
filed 2015-03-02
CIK 1463729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35900

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-4190792
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3033 Science Park Road, Suite 300, San Diego CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 652-5700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 totaled approximately $922,734,616 based on the closing price of $42.60 as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 16, 2015 was 31,545,073.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

Receptos, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K. or this Annual Report, may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements, and you should not place undue reliance on these forward-looking statements. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the initiation, cost, timing, progress and results of our research and development activities, including preclinical and clinical studies;

•	our ability to obtain and maintain regulatory approval of ozanimod (formerly RPC1063), RPC4046 and any of our other future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to enter into collaboration agreements to pursue the development, regulatory approval and commercialization of our product candidates;

•	our collaboration partners’ election to pursue development and commercialization;

•	our ability, and the ability of our in-licensors, to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates, if approved;

•	the rate and degree of market acceptance of our product candidates, if approved;

•	our ability to develop sales and marketing capabilities, whether alone or with potential collaborators, to commercialize our product candidates, if approved;

•	regulatory developments in the US and foreign countries;

•	the performance of third parties in connection with the development of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•	the development, regulatory approval and commercial success of competing therapies;

•	our ability to retain key scientific or management personnel;

•	our use of cash and other resources; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this report to conform these statements to actual results or revised expectations.

Item 1. Business.

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disorders. Our product candidates span three distinct specialty disease areas. We are developing our lead asset, ozanimod (formerly RPC1063), as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD), which consists of Ulcerative Colitis (UC) and Crohn’s Disease (CD). We are developing our second asset, RPC4046, for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), for which we have been granted Orphan drug designation. Our strategy is to develop best-in-class drug candidates and selectively pursue first-in-class market positions. The mechanism of action for each of our product candidates has been validated in one or more immunology indications. Ozanimod was selected for pharmaceutic properties with potential to demonstrate best-in-class differentiation in RMS. In IBD and EoE, our product candidates ozanimod and RPC4046, respectively, have the potential to be the first in their respective classes to be approved.

Ozanimod, which impacts the immune system by modulating important G protein-coupled receptors (GPCRs) known as the sphingosine 1-phosphate 1 receptor (S1P1R) and sphingosine 1-phosphate 5 receptor (S1P5R), members of the sphingosine 1-phosphate receptor (S1PR) family of receptors, is currently being tested in a randomized Phase 3 study called RADIANCE for the treatment of RMS. In 2014, we announced that the Phase 2 portion of RADIANCE met its primary endpoint of reduction in the cumulative number of total gadolinium enhancing (GdE) lesions as determined by magnetic resonance imaging (MRI) from week 12 to week 24 of study treatment, a standard endpoint for Phase 2 trials in RMS.

The Phase 2 portion of RADIANCE was a randomized, double-blind study assessing the efficacy, safety and tolerability of two orally administered doses (0.5 mg and 1.0 mg) of ozanimod against placebo in 258 patients with RMS across 77 sites in 13 countries. Approximately 98% of patients completed the 24-week treatment period. Patients on ozanimod experienced a statistically significant reduction in GdE lesions of 86% at both the 0.5 mg and 1.0 mg doses compared to patients on placebo, with p-values of less than 0.0001 for each dose group compared to placebo. Results from the Phase 2 portion of RADIANCE relative to secondary endpoints measuring effects on other MRI parameters were also positive and statistically significant, with p-values of less than 0.0001 for each dose group compared to placebo. Although the Phase 2 portion of RADIANCE was not powered to detect a statistically significant difference between ozanimod treatment arms and placebo on annualized relapse rate (ARR), which is a standard endpoint for Phase 3 trials in RMS, there was a favorable trend for both ozanimod dose groups. We believe that safety and tolerability data from the Phase 2 portion of RADIANCE provide support for a differentiated, potential best-in-class profile, including (i) an overall adverse event profile which appeared relatively similar between the ozanimod dose groups and placebo with no concerning safety signals for patients receiving ozanimod, (ii) first dose changes in heart rate in patients receiving ozanimod that were generally modest (maximum mean reduction of less than two beats per minute compared to baseline) with no patients dropping below 45 beats per minute during the first six hours after administration, which is consistent with the findings of our earlier Phase 1 thorough QT/QTc (TQT) study, and (iii) rates of liver transaminase elevations observed in patients receiving ozanimod that were low relative to agents with similar mechanisms of action on the market or in clinical development, and supportive of a favorable hepatic safety profile.

We initiated the Phase 3 portion of RADIANCE in December 2013. In addition, we initiated SUNBEAM, another Phase 3 trial of ozanimod in RMS, in December 2014. Each trial is targeted to enroll up to 1,200 patients. They are both randomized, double-blind, double-dummy comparisons of ozanimod to an active control in patients with RMS. In both trials, patients are receiving one of two oral daily doses of ozanimod (0.5 mg or 1.0 mg) or a weekly injection of interferon beta-1a (Avonex® 30 µg), and the primary objective is to assess whether ozanimod is superior to Avonex® in reducing ARR at the end of month 24 (RADIANCE) or month 12 (SUNBEAM) of treatment in patients with RMS. We have obtained Special Protocol Assessment (SPA) agreement from the US Food and Drug Administration (FDA) on our clinical trial design for both Phase 3 trials. In 2014 we sought scientific advice from the European Medicines Agency (EMA) regarding the adequacy of both Phase 3 trials, as well as the overall development program, in support of a future marketing authorization application (MAA). The EMA raised no major objections regarding the design of such Phase 3 clinical trials and indicated that with minor adjustments, the proposed development program would be sufficient to support an MAA in the European Union.

Ozanimod is also being tested in a randomized Phase 2 study called TOUCHSTONE for the treatment of UC, a gastrointestinal (GI) disease affecting a well-defined subset of IBD patients. The randomized, double-blind, placebo-controlled trial is assessing the efficacy, safety and tolerability of two orally administered doses (0.5 mg and 1.0 mg) of ozanimod against placebo in 199 patients with UC across 57 sites in 13 countries. In October 2014, we announced that, for the eight-week induction period of the study, TOUCHSTONE met its primary endpoint and all secondary endpoints with statistical significance in patients on the 1.0 mg dose. The primary endpoint, the proportion of patients in clinical remission at week eight as defined by the industry standard Mayo scoring criteria, was achieved by 16.4% of patients on the 1.0 mg dose of ozanimod, as compared to 6.2% of patients on placebo, which was statistically significant (p<0.05). All secondary endpoints at week eight, including clinical response, change in the Mayo score and mucosal improvement on endoscopy, were also positive and statistically significant for the 1.0 mg dose. Trends were observed for all secondary efficacy endpoints for the 0.5 mg dose group that appeared to demonstrate evidence of a dose response. The overall safety and tolerability profile of ozanimod appeared consistent with the results of the Phase 2 portion of RADIANCE. Ozanimod was generally well tolerated, and the incidence of adverse events across the active treatment groups and placebo appeared to be similar. Most adverse events were either mild or moderate in nature, and there appeared to be no concerning signals in the adverse events of special interest, including cardiac and hepatic safety profiles. With regard to the cardiovascular profile, first dose mean changes in heart rate in patients receiving ozanimod were generally modest during the first six hours after administration, which is consistent with the findings of the Phase 2 portion of RADIANCE as well as our earlier TQT study. Rates of liver transaminase elevations observed in patients receiving ozanimod were low and consistent with the Phase 2 portion of RADIANCE.

Patients who achieved a clinical benefit after the eight-week induction period of TOUCHSTONE were eligible to enter the maintenance phase of the trial. In the maintenance phase, efficacy will be measured for the ozanimod and placebo groups after 24 weeks of additional treatment. Top-line results for the maintenance phase of TOUCHSTONE, which will include a comparison of the overall safety and tolerability of ozanimod versus placebo for the duration of the trial, are expected to be available in the second half of 2015. The FDA has indicated that if the results of the study are statistically and clinically persuasive, TOUCHSTONE could be considered as a Phase 3 study for ozanimod in UC and the balance of our registration program could be supported by a single additional Phase 3 induction of clinical remission efficacy study accompanied by a Phase 3 maintenance of clinical remission study. However, we have not requested an SPA with respect to TOUCHSTONE, and the FDA could change its view despite the results of the study. Given the lack of disease-modifying oral therapeutics in late-stage development for IBD, we believe ozanimod could potentially represent the best orally administered therapy for IBD and effect a paradigm shift in IBD treatment similar to the impact on RMS treatment dynamics caused by the market entry of Novartis’ Gilenya® (fingolimod), a non-selective S1PR modulator which was launched in 2010 and achieved worldwide sales of approximately $2.5 billion in 2014. We intend to move forward in 2015 with a Phase 3 trial of ozanimod in UC as well as a Phase 2 study of ozanimod in CD. In addition, we believe that ozanimod may have promise in other therapeutic areas and we intend to explore other autoimmune indications where ozanimod may provide utility.

Our second asset, RPC4046, builds upon our core competencies in immunology and GI diseases. In-licensed from AbbVie Bahamas Ltd. and AbbVie Inc., RPC4046 is a monoclonal antibody directed against the interleukin-13 (IL-13) target, which has been validated in Asthma, a predominantly allergic/immune-mediated disorder. We are testing RPC4046 in a Phase 2 trial called HEROES for the treatment of EoE, a GI disease of high unmet need with no current FDA-approved therapy. In February 2015, we were granted Orphan drug status for RPC4046 for the treatment of EoE. We commenced enrollment for HEROES in September 2014, and we anticipate that top-line results from the Phase 2 trial will be available in the first half of 2016.

Our research efforts include a preclinical program developing oral, small molecule, positive allosteric modulators (PAMs) of the glucagon-like peptide-1 receptor (GLP-1R) for the treatment of Type 2 Diabetes. Allosteric modulators bind the protein receptor at a site distinct from the receptor’s natural binding partner (ligand), and positive allosteric modulators of the GLP-1R enhance the activity between the GLP-1R and its natural binding partner. We plan to commence IND-enabling studies for this program in 2015.

We retain full development and commercial rights to ozanimod. We may seek a development and commercial partner for ozanimod to offset risk and preserve capital, although we intend to retain key development and commercialization rights. We believe retaining this strategic flexibility will help us to maximize stockholder value. If we are successful in developing ozanimod and/or RPC4046, we may elect to build a targeted specialty sales force.

Our Pipeline

Note: All dates represent Company expectations. Actual timing may vary.

Our Lead Product Candidate—S1P1R Modulator Ozanimod

Ozanimod is a novel, oral, once daily, selective and potent S1PR modulator developed at Receptos. We exclusively licensed a broad genus patent for S1PR modulator compounds from The Scripps Research Institute (TSRI) in 2009. From our early stage research on these compounds, we identified and selected a product candidate, ozanimod, based on key pharmaceutic properties that offer the potential for clinically meaningful improved safety features. A composition of matter patent for ozanimod has issued and we expect this patent will expire in 2029 (worldwide), not including any patent term adjustments or extensions. We believe ozanimod has the potential to be the best oral S1PR modulator for RMS as well as the best orally administered therapy and first S1PR modulator approved for the treatment of UC.

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

S1P1R Modulator Ozanimod in RMS

RMS Description

Multiple sclerosis (MS) is a chronic disorder of the CNS involving brain, spinal cord and optic nerves, and is characterized clinically by recurring episodes of neurological symptoms (relapses). MS is immune-mediated, driven by autoreactive lymphocytes that attack the covering surrounding nerve cells, known as the myelin sheath. This autoimmune response results in destruction of the myelin sheath, termed demyelination, and nerve damage. The CNS destruction caused by autoreactive lymphocytes can lead to debilitating clinical symptoms such as numbness, difficulty walking, visual loss, lack of coordination and muscle weakness.

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

Overview of the RMS Market

In 2013, the annual RMS market for branded therapeutic treatments was approximately $16 billion worldwide (excluding any supportive care therapies), increasing from approximately $13 billion in 2012. These included Avonex® (interferon (IFN) b-1a) Betaseron® (IFN b-1b), Copaxone® (glatiramer acetate) and Rebif® (IFN b-1a), together often referred to as the ABCRs, as well as Tysabri® (natalizumab), Lemtrada™ (alemtuzumab) and the three oral therapies Gilenya® (fingolimod), Aubagio® (teriflunomide), and Tecfidera® (dimethyl fumarate). Gilenya® is a non-selective S1PR modulator, while Aubagio® and Tecfidera® are not S1PR modulators and have different mechanisms of action.

We believe that growth of the RMS market growth is being driven to a significant extent by the increasing use of oral therapies that demonstrate higher efficacy and improved safety and tolerability compared to the ABCRs and Tysabri®. Highlighting continued adoption and a strong revenue growth trajectory, Gilenya® achieved worldwide sales of approximately $1.9 billion in 2013 and $2.5 billion in 2014. Tecfidera® revenues have grown from $876 million in 2013, its first year of launch, to $2.9 billion in 2014. The size of the oral segment has doubled from $3 billion in combined sales for Gilenya®, Tecfidera®, and Aubagio® in 2013 to $6 billion in 2014. We believe this rapid growth in revenue is indicative of a strong market trend toward efficacious oral therapies.

RMS patients represent a specialty market of an estimated 500,000 patients worldwide. RMS patients can be segmented into first-line, second-line and last-line treatment groups. The ABCR therapies have historically been the first line of treatment in RMS, although utilization of oral therapies has been increasing in the first line. Newly diagnosed RMS patients often receive ABCR treatment and typically cycle through the therapies for so long as they remain controlled and responsive to therapy. However, patients inevitably become uncontrolled and/or progress to become non-responsive. These second-line patients may opt to quit therapy altogether due to tolerability issues or dissatisfaction with treatment options, such as injection fatigue or perceived lack of efficacy. Finally, the last line of treatment represents a small patient population with more severe disease progression willing to tolerate risk/benefit profiles of more efficacious drugs accompanied by serious side effects. We believe the second-line uncontrolled and/or discontinued patient population represents an area of large unmet medical need. As demonstrated by market growth, patients that have discontinued treatment have begun to re-enter treatment with the availability of new oral therapies to fulfill their unmet treatment need. A portion of newly diagnosed patients are also considered for safe, oral products as physician experience grows with this class of therapies. With the recent availability of oral therapies such as Gilenya®, Tecfidera®, and Aubagio®, a portion of the first-line treatment segment of patients is shifting away from ABCR cycling and toward such oral therapeutics, which we believe is due to the low tolerability of the ABCRs, a diminishing tolerance for injectable therapies, and a desire on the part of physicians to treat aggressively with more efficacious therapies earlier in the course of the disease. We believe a preference for oral therapies, particularly those with higher efficacy, will continue to shift the RMS treatment algorithm.

Currently Available Treatment Options for RMS

Introduced in the 1990’s, interferon beta therapies and Copaxone® are generally safe and thus became the standard of care in the treatment of RMS. However, these RMS therapies have not conclusively been shown to positively impact long-term disease disability and have unfavorable tolerability profiles. In addition, these therapies are administered via frequent injections leading many patients to develop injection fatigue. Oral therapies for MS have been actively sought by neurologists and patients. The first oral treatment for RMS, Gilenya®, was approved in September 2010, the second, Aubagio®, was approved in September 2012, and the third, Tecfidera®, was approved in March 2013.

A primary measure of efficacy for RMS therapeutics is reduction in ARR measured versus placebo. The ABCRs have shown reductions in ARR of approximately 30%. The interferon-beta therapies are characterized by flu-like symptoms that accompany their regimens of weekly to every-other day injections. Copaxone® is not associated with flu-like symptoms, but requires daily injections. In addition, hepatic injury has been associated with Avonex® and Rebif® treatment. The ABCRs are generally administered early in the treatment algorithm due to physician experience with their long-term safety profile. Tysabri® has shown a reduction in ARR of 67%, but it may cause serious side effects, including increased risk of progressive multifocal leukoencephalopathy (PML), a rare and potentially fatal viral disease. Tysabri® is generally recommended for patients who have an inadequate response to, or are unable to tolerate, alternate RMS therapies, and is only available to this defined patient group through a special restricted distribution program. In September 2013, Sanofi’s Lemtrada™ (alemtuzumab) was approved in the EU as a twice-yearly, intravenously infused therapy. In two Phase 3 studies, Lemtrada™ showed reduced ARR of 49% and 55% against an active comparator, Rebif®, although reduced disability progression of significance was shown in only one of the two studies. In November 2014, Sanofi received FDA approval to market Lemtrada™ in the United States.

Three oral drug therapies have been approved for RMS. The first, Gilenya®, is a non-selective S1PR modulator with activity on four of the five S1P receptors: S1P1R, S1P3R, S1P4R, and S1P5R. Gilenya® at a 0.5 mg once daily dose has shown a reduction in ARR of 54% versus placebo, a reduction in ARR of 52% versus Avonex®, and a reduction by 30% versus placebo in the risk of three-month confirmed disability progression (as measured by the Expanded Disability Status Scale, or EDSS). Gilenya® has also shown a reduction in brain volume loss determined by magnetic resonance imaging (MRI). At a 0.5 mg once daily dose Gilenya® demonstrated a reduction of 35% versus placebo and a reduction of 32% versus Avonex®. Common adverse reactions to Gilenya® include headache, influenza, diarrhea, back pain, liver transaminase elevations and cough. In addition, prescribing information warnings and precautions for Gilenya® include risks of abnormal slowing of the heart rate, or bradyarrhythmia, and atrioventricular (AV) blocks, infection, macular edema, respiratory effects, hepatic effects (elevations in liver enzymes), fetal risk, blood pressure effects and immune system effects following discontinuation of therapy (long lymphocyte recovery time of one to two months). Aside from hepatic effects, we believe these reactions and risks are associated with S1PR modulation. Since ozanimod is also an S1PR modulator, although more selective for S1P1R and S1P5R, these adverse reactions and risks could apply to use of ozanimod. However, we believe that by virtue of its pharmaceutic properties, ozanimod has the potential to improve upon the cardiovascular side effect profile and immune system effects following discontinuation of therapy as well as the non-class hepatic effects.

Genzyme’s Aubagio® became the second oral treatment for RMS approved for first-line therapy. Aubagio®, which is not an S1PR modulator, has shown a reduction in ARR of 31% versus placebo at once daily doses of 7 or 14 mg. The most common adverse reactions include risk of alanine aminotransferase (ALT, or liver enzyme) increases, alopecia (hair loss), diarrhea, influenza, nausea and paresthesia. Aubagio® prescribing information carries a black box, or cautionary, warning for both hepatotoxicity and teratogenicity.

In March 2013, Biogen Idec’s Tecfidera® (a dimethyl fumarate compound with a mechanism of action different from S1PR modulation) was approved by the FDA for the treatment of RMS, thereby becoming the third available oral therapy. In Phase 3 clinical trials, with twice daily dosing, Tecfidera® showed reductions in ARR versus placebo of 44% and 53%, compared to Phase 2 results of 32%. Tecfidera® also showed a reduction in the cumulative number of total gadolinium enhancing (GdE) lesions determined by MRI of 73% and 57% in Phase 3 clinical trials, compared to Phase 2 results of 69%. Adverse events of note in the prescribing label for Tecfidera® include flushing (40%), abdominal pain (18%), diarrhea (14%), nausea (12%) and vomiting (9%). In 2014, the Tecfidera® prescribing label was updated to include warnings and precautions related to PML. Tecfidera® is further catalyzing the transition to an oral treatment market.

S1P1R Modulator Ozanimod in Inflammatory Bowel Disease (IBD)

We are also developing ozanimod for the treatment of IBD. IBD is comprised of two distinct disease states, UC and CD. A number of agents that demonstrate efficacy in one IBD indication also demonstrate efficacy in the other. We believe ozanimod has the potential to be the best orally administered therapy as well as the first S1PR modulator approved for the treatment of UC as well as CD, and an opportunity exists to position ozanimod in earlier lines of therapy in both patient groups.

Overview of IBD

Ulcerative Colitis (UC) Description

UC is a chronic GI inflammatory disorder which involves the surface mucosa, the epithelium and the submucosa of the colon. Patients with UC suffer from a multitude of gastrointestinal symptoms, such as diarrhea, rectal bleeding and weight loss. UC is characterized by a chronic course of remissions and exacerbations. Within 10 years of diagnosis, 20% of adults with UC had undergone a colectomy. In addition, patients with UC have an increased risk of carcinoma over time.

Crohn’s Disease (CD) Description

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

Overview of IBD Market

Drug sales in the IBD market were forecasted by Datamonitor Group at approximately $7.6 billion worldwide in 2012 and consisted of three therapeutic categories: immunomodulators, anti-inflammatory agents, and biologics.

The Datamonitor Group estimates that biologic therapies, such as Remicade® (infliximab), Humira® (adalimumab), and Tysabri®, would represent approximately 71% of total drug sales in the global IBD market in 2012. We believe that new immunological mechanisms of action, as well as oral therapeutics and their associated convenience and promotion of patient compliance, will drive growth of drug sales in the IBD market.

The total IBD prevalence is estimated at 2.6 million patients in the US, Japan and EU5. Ulcerative Colitis is prevalent in approximately 1.7 million patients in the US, Japan and EU5.

Current Treatments Options for IBD

The overall goal of treatment for IBD is to induce and maintain remission in acute, active disease. IBD treatment consists of therapies of varying degrees of efficacy and safety, depending on the patient’s disease severity and response to prior therapy. While agents used to treat mild to moderate IBD are generally well tolerated, as the severity of IBD increases, so do the potential toxicities of the medications required to manage the disease.

Specifically for UC, up to 90% of patients with mild-to-moderate UC can initially be maintained in remission using once-daily oral administration of 5-aminosalicylic acid (5-ASA). However, half of these patients will progress to more severe disease and become nonresponsive to therapy. For those patients who do not respond to 5-ASA, or those with more severe and/or extensive disease at diagnosis, corticosteroids are generally the next line of treatment for inducing clinical remission. Longer-term treatment with corticosteroids is associated with multiple adverse effects. Furthermore, after one year, approximately 45% of patients who initially responded to corticosteroids have either become steroid-dependent or have required surgery. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine (AZA) and 6-mercaptopurine (6-MP), but these treatments show a delay in onset of action of three months. Finally, as a last line of treatment for UC, biologics are used to induce and maintain remission, although the anti-TNFs have not been as effective in maintaining remission in IBD as in other disease areas in which they are approved for treatment.

Approved biologic therapies for IBD include Entyvio®, Remicade® and Humira®, approved for UC and CD, Cimzia®, approved for CD, and Simponi®, approved for UC. In addition, Tysabri® has been approved for CD.

Entyvio® and Tysabri® are both lymphocyte trafficking agents. The recently launched lymphocyte trafficking agent Entyvio® (vedolizumab), which is administered by IV infusion and indicated for patients with Ulcerative Colitis or Crohn’s Disease, achieved $140 million in worldwide sales in 2014 within the first seven months of its launch.

Biologics are most commonly used in later lines of IBD therapy, and require either recurring intravenous (IV) or subcutaneous (SC) delivery. Specifically in UC, induction of clinical remission therapy with anti-TNFs has demonstrated consistent favorable clinical response at eight weeks; however, maintenance of clinical remission has been less successful. The anti-TNFs carry the risk of infusion and injection-site reactions, immunogenicity, immunosuppression and infection. Humira® has a black box warning for malignancy and serious infection.

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

Entyvio® (vedolizumab), a recently launched lymphocyte trafficking agent

Entyvio® is an intravenously infused inhibitor of lymphocyte trafficking. The GEMINI I Phase 3 trial for Entyvio® in moderate to severe UC showed significant improvement in both induction and maintenance of clinical remission settings. For example, in the maintenance of clinical remission setting Entyvio® produced an absolute improvement (i.e., delta) in clinical response of approximately 28-33% over the placebo group in the GEMINI I Phase 3 study, and Humira® produced an improvement of approximately 12% over the placebo group in the ULTRA2 Phase 3 study. Entyvio® also showed efficacy in anti-TNF failures. Pooled Phase 3 safety outcomes showed no major differences in adverse events for Entyvio®-treated UC and CD patients compared to placebo groups, with infections that occurred more frequently in Entyvio® treated-patients involving the upper respiratory tract. Entyvio® was approved by both the FDA for marketing in the United States and the EMA for marketing in Europe in 2014.

Although Entyvio® has a different mechanism of action to S1P1R modulation (alpha-4 beta-7 integrin antibody inhibitor), it inhibits trafficking of similar lymphocyte populations (naïve T cells [CD4+, CD8+], memory T cells and B cells) to that of S1P1R modulation. Phase 3 clinical outcomes from Entyvio® contribute to a growing body of evidence generated by third parties which supports efficacy for agents that inhibit lymphocyte trafficking in the treatment of IBD. We believe that agents with new lymphocyte trafficking inhibition mechanisms of action such as ozanimod could have the potential to impact the current treatment algorithm for IBD. Based upon a third-party survey of 101 physicians that we sponsored, we believe that if ozanimod is able to obtain market approval for UC and show efficacy comparable to Entyvio® and a safety profile improved from Gilenya®, ozanimod could be adopted in both early and late lines of treatment and compete effectively as an oral agent, including against Entyvio®. However, as clinical development of ozanimod is conducted and trial results become known, the data may not support such comparable efficacy, an improved safety profile, or even regulatory approval. It is also possible that, if approved for UC, ozanimod may not be approved with a label that includes the claims necessary or desirable for successful commercialization. Furthermore, the third-party survey did not take into account differences in pricing and reimbursement, which could impact ozanimod’s ability to compete effectively against other UC treatments.

IBD—Forward Development

We expect to initiate a Phase 3 program for ozanimod for the treatment of UC in 2015. Typically for a registration program the FDA requires two Phase 3 studies for induction of clinical remission and one Phase 3 study for maintenance of clinical remission. Subject to the results of current and future clinical development

(including the Phase 3 program) as well as the availability of adequate funding and other resources, we believe it may be possible to submit an NDA to the FDA for use of ozanimod in patients with UC as early as 2018, thereby positioning ozanimod as the potential first S1PR modulator approved in UC. We would also expect to submit an MAA with the EMA, pending input from European regulatory authorities.

Based on the positive Phase 2 induction period results of TOUCHSTONE, we also intend to pursue development of ozanimod for the treatment of CD. We expect that the next step in that program will be a Phase 2 trial, to be initiated in the second half of 2015.

Potential Additional Clinical Indications for Ozanimod

Ozanimod may have therapeutic application in other chronic immune disorders including Psoriasis, Psoriatic Arthritis, Systemic Lupus Erythematosus (SLE), Dermatomyositis and Polymyositis. Compounds targeting the S1P1R have been shown to be active in models of these diseases, although the supportive data has, to date, been generated by third parties.

Our Second Clinical Product Candidate—RPC4046

Our second clinical product candidate, RPC4046, is a recombinant, humanized, high-affinity, selective anti-IL-13 monoclonal antibody. In September 2014 we initiated a Phase 2 trial of RPC4046 (HEROES) for the treatment of adults with EoE. EoE is a GI-related immunological indication for which we have been granted Orphan Drug status. We have an exclusive development license from AbbVie to explore the efficacy of RPC4046 in EoE. We anticipate that top-line results from the Phase 2 trial will be available in the first half of 2016.

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

IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders and recently have shown activity in Asthma patients. IL-13 contributes to localized allergic immune responses, recruitment of proinflammatory cells and tissue remodeling including fibrosis, all of which are features of EoE. The first human demonstration of clinical efficacy for the anti-IL-13 mechanism of action in Asthma was demonstrated in a positive Phase 2 clinical study with the anti-IL-13 antibody lebrikizumab, which is being developed by Roche. Lebrikizumab was associated with improved lung function. Roche also demonstrated that Asthma patients with high pretreatment levels of serum periostin had greater improvement in lung function with lebrikizumab than did patients with low periostin, providing validation for this diagnostic biomarker in assessing a patient subgroup with potential for higher response rates.

EoE is a chronic, allergic/immune-mediated disease characterized clinically by symptoms related to esophageal dysfunction and eosinophil-predominant inflammation. The disease affects both pediatric and adult populations. Quality of life is often significantly decreased due to food impaction, swallowing difficulty and other disease effects. As a result, EoE patients often experience weight loss/difficulty putting on weight, with this as a particular concern in the pediatric population on account of the morbidity associated with failure to thrive. There are currently no FDA approved drugs for the treatment of EoE. The majority of patients are treated chronically with topical steroids, which are associated with a number of side effects. Amongst these side effects, fungal infection, in particular esophageal candidiasis, can paradoxically worsen some of the symptoms associated with EoE, such as difficulty swallowing. Furthermore, topical steroids are associated with a short-lived duration of efficacy, with patients relapsing in approximately four months. Consequently, a high unmet need exists for drugs that reduce clinical symptoms, modify disease progression through tissue remodelling and/or increase duration of treatment response. Over the course of the last decade, there has been a steady rise in the incidence and diagnosis of EoE due to increases in atopic diseases in the general population and adoption of diagnostic guidelines. Based on reported prevalence and diagnosis rates, our 2015 epidemiological estimates for EoE are approximately 180,000 patients in the US and approximately 170,000 patients in the EU.

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

The HEROES Phase 2 trial has been designed as a randomized, double-blind, placebo controlled, parallel enrollment, multicenter study in patients with active EoE as measured by endoscopic, histologic (eosinophil count) and clinical assessment. We plan to enroll approximately 90 patients to assess two doses of RPC4046 against placebo. The primary objective of the Phase 2 trial will be to determine whether treatment with RPC4046 has clinical efficacy as determined by histological improvement of eosinophil count reduction. We plan to explore periostin, eotaxin and other proteins as potential predictive diagnostic biomarkers for clinical efficacy in the proof-of-concept study. Secondary objectives for this study include a comparison of patients with histologic response and remission, improvement in swallowing difficulty including as assessed by patient diaries as well as scores calculated from symptom and behavior measurements, and safety, pharmacodynamic and biomarker measures.

We have an exclusive development license to RPC4046 from AbbVie which is limited in scope to conducting a Phase 2 study of RPC4046 in EoE. See “—Strategic Collaborations and Research Arrangements” for more details. AbbVie holds an option to enter into a global collaboration for RPC4046 with us following the availability of results from the planned Phase 2 study. If AbbVie does not exercise its option, we will have an exclusive worldwide license for the development and commercialization of RPC4046 which will be unlimited as to indications.

Should AbbVie elect to enter into a collaboration with us, we will have a strong partner with biologic manufacturing experience and a vested interest in GI indications easily expandable to EoE. Should AbbVie elect not to enter into a collaboration with us, we may have the opportunity to independently complete a potentially expedited development program (based on unmet need) for an Orphan Disease. If such a development program is successful, we believe it may be possible to commercialize RPC4046 in the US and potentially in the EU with a targeted specialty sales force. Assuming the successful development and approval of our lead candidate ozanimod in UC, as well as the successful development and approval of RPC4046 in EoE, we believe commercial synergies could be realized in GI by a targeted specialty sales force.

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

We may initiate further internal drug discover efforts for select high-value targets that align with our focus on immune or metabolic diseases.

Strategic Collaborations and Research Arrangements

License Agreements with The Scripps Research Institute (TSRI)

Novel Modulators of Sphingosine Phosphate Receptors

In April 2009, we entered into an exclusive license agreement (with a right to sublicense) with TSRI to rights to novel modulators of sphingosine phosphate receptors, including modulators to the S1P1R. The technology licensed covers ozanimod, and we will owe to TSRI a royalty on net sales for ozanimod of up to 2% depending on whether ozanimod is patent protected under the licensed technology in a particular country. We will also owe to TSRI up to an aggregate of $4,350,000 in success milestones as development of ozanimod advances, and upon any sublicense of ozanimod, we will owe to TSRI a percentage of any sublicensing revenues obtained as part of the sublicensing arrangement. The agreement will continue for as long as we are obligated to pay royalties to TSRI, which will be for as long as any licensed patent covers any product in any country at issue or, where no such patent applies in a particular country, for as long as any licensed patent would cover any product in any one of several specified major markets, after which the licenses granted to us will survive and become royalty-free, perpetual and irrevocable. However, TSRI has the right to terminate the agreement if we fail to use commercially reasonable efforts to develop and commercialize the licensed compound. In addition, TSRI has the right to terminate the agreement if we do not make a payment under the agreement and fail to cure the non-payment, in the event that we file for bankruptcy, if we are convicted of a felony related to the development, manufacture, use, marketing, distribution or sale of the licensed products or licensed biological materials, if we underreport or underpay TSRI the greater of 15% or $100,000 or more, or if we materially breach the agreement. Because TSRI receives funding from the US government in support of TSRI’s research activities, to the extent that inventions claimed by the novel modulators of sphingosine phosphate receptors arise or result from TSRI’s receipt of research support from the US government, our rights and obligations under the agreement will be subject to all applicable rights of the US government.

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

If AbbVie does not exercise its option to collaborate in the first instance, AbbVie will have a second option to enter into a collaboration with us, if applicable, when a data packages including results for a Phase 2 study is available for a second indication for RPC4046; however, if AbbVie exercises this second option, AbbVie would be required to reimburse us for development costs incurred after completion of the Phase 2 study in EoE and the collaboration would be a 50/50 net profit/loss arrangement worldwide. AbbVie’s second option terminates if we undergo a change of control, if we execute a sublicense to RPC4046 or if five years pass following AbbVie’s election not to exercise its first option.

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

Intellectual Property

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the US and internationally for ozanimod and our discovery GLP-1R PAM program, and any other inventions to which we have rights, where available and when appropriate. AbbVie has sought similar patent protection for RPC4046, to which we currently have a license to conduct a Phase 2 study of RPC4046 in EoE. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets relating to our proprietary technology platform that may be important to the development of our business.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Relating to Our Intellectual Property.”

Ozanimod (S1P1R Modulator)

The patent portfolio for ozanimod contains patents and patent applications directed to compositions of matter for ozanimod and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods and methods of use. As of December 31, 2014, we owned or had an exclusive license from TSRI to seven issued US patents and five pending US patent applications, as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel and South Africa and one pending PCT application. We expect the composition of matter patent for ozanimod, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming ozanimod achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act (see “—Government Regulation and Product Approval—United States Government Regulation—Patent Term Restoration and Marketing Exclusivity”). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

RPC4046 (anti-IL-13 antibody)

The patent portfolio for RPC4046, to which rights are in-licensed from AbbVie, contains an issued patent and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of December 31, 2014, the in-licensed portfolio consisted of rights to two US patents, one pending US patent application, foreign patents in Australia, Israel and New Zealand, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act (see “—Government Regulation and Product Approval—United States Government Regulation—Patent Term Restoration and Marketing Exclusivity”), although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

GLP-1R PAMs (positive allosteric modulators)

The patent portfolio for our GLP-1R PAM program contains pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as one issued US patent directed to certain methods of use. As of December 31, 2014, we owned three issued US patents and seven pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Canada, Europe, Japan, Australia, Brazil, China, India, South Korea, Mexico, New Zealand and Russia. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of any composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval (see “—Government Regulation and Product Approval—United States Government Regulation—Patent Term Restoration and Marketing Exclusivity”). We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

GPCR Structure Determination Technology Platform

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of GPCRs. As of December 31, 2014, we had exclusive commercial license rights from TSRI to two US patents, one pending US patent application, foreign patents in Canada, France, Germany, Japan, Switzerland and United Kingdom, and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

Manufacturing

Ozanimod

We currently contract with third parties for the manufacture of ozanimod for preclinical studies and clinical trials and intend to do so in the future. The third parties with whom we currently work have the capability to meet our current and commercial manufacturing needs. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers. One of our contract manufacturers has manufactured what we believe to be sufficient quantities of ozanimod active pharmaceutical ingredient (or drug substance) to complete the ongoing Phase 2 clinical trials. Another of our existing contract manufacturers continues to produce ozanimod drug product for use in ongoing clinical trials. We are evaluating secondary contract manufacturers for clinical and commercial production of drug substance and product. We have contracted a second drug product contract manufacturer for clinical and commercial production of drug product. In addition, a separate contract manufacturer labels, packages and distributes clinical supplies of ozanimod. We believe the manufacturing processes for the active pharmaceutical ingredient and finished drug product for ozanimod have been developed to adequately support future development and commercial demands. While we believe that our existing suppliers of active pharmaceutical ingredient and drug product would be capable of continuing to produce materials in commercial quantities, we may need to identify additional third-party manufacturers capable of providing commercial quantities of drug product. If we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market ozanimod.

RPC4046

As part of our Development License and Option Agreement, AbbVie has agreed to manufacture quantities of RPC4046 drug substance and drug product needed for preclinical and clinical studies as part of the development activities contemplated by such Agreement, including the ongoing Phase 2 study of RPC4046 in EoE. AbbVie will support Receptos on regulatory chemistry, manufacturing and control (CMC) activities suitable for regulatory filings with the FDA and EMA as needed. We may also request during the term of the Development License and Option Agreement that AbbVie initiate CMC activities in order to supply the first Phase 3 trial for RPC4046.

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

United States Government Regulation

NDA Approval Processes

In the US, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and biologics under the Public Health Service Act, or PHSA, and implementing regulations. Failure to comply with the applicable US requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawal of an approval;

•	imposition of a clinical hold;

•	warning letters;

•	product seizures;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug or biologic may be marketed in the US generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed product for its intended use;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

In the recently enacted Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law requires the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug and biologic product candidates, some of the US patents covering our product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for extension must be made prior to expiration of the patent. The US Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant application. However, our ability to seek restoration of the patent term of certain licensed patents, such as in the instance of patents covering RPC4046 (where AbbVie is the licensor), will be subject to action by the licensor, and it is possible (including in a situation where a patent at issue also covers a separate approved drug or drug candidate owned or otherwise licensed to a third party by the licensor) that the licensor may elect not to seek such a restoration.

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

If a product that has Orphan Drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan Drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Employees

As of December 31, 2014, we had 68 employees, of which 20 hold M.D. or Ph.D. degrees. Fifty-one of our employees are involved in our drug research and development operations, and 17 are in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were incorporated in the state of Delaware on September 26, 2008 under the name Receptor Pharmaceuticals, Inc. and changed our name to name to Receptos, Inc. on May 11, 2009. As used in this Annual Report, unless the context suggests otherwise, “the Company”, “Receptos”, “we”, “us” and “our” refer to Receptos, Inc. and its subsidiaries on a consolidated basis. Our principal executive offices are located at 3033 Science Park Road, Suite 300, San Diego California 92121, and our telephone number is (858) 652-5700.

Our corporate website address is www.receptos.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding Receptos, at www.sec.gov. These reports and other information concerning Receptos may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Item 1A. Risk Factors.

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical-stage company with no approved products and no historical product revenues, which makes it difficult to assess our future prospects and financial results.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology, undertaking preclinical studies and clinical trials of our product candidate ozanimod, and in-licensing, preparing for and undertaking the clinical development of our product candidate RPC4046. As an early stage company, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, the ability to predict our future operating results or business prospects is more limited than if we had a longer operating history or approved products on the market.

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

We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the year ended December 31, 2014 was approximately $115.0 million, and as of December 31, 2014, we had an accumulated deficit of $210.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

We do not anticipate generating revenues from sales of products for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing development and clinical trial programs for our product candidates ozanimod and RPC4046;

•	entering into collaboration and license agreements, particularly with respect to the development and commercialization of ozanimod;

•	seeking and obtaining marketing approvals for any product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties; and

•	successfully commercializing any product candidates for which marketing approval is obtained, including with one or more partners or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure.

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

Our operations have consumed substantial amounts of cash since inception. We are currently conducting two Phase 3 studies of ozanimod in Relapsing Multiple Sclerosis (RMS), conducting a Phase 2 study of ozanimod in Ulcerative Colitis (UC), preparing for a Phase 3 study of ozanimod in Ulcerative Colitis (UC) and Phase 2 study of ozanimod in Crohn’s Disease (CD), and conducting a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of ozanimod and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Our existing cash and cash equivalents will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to commercialize any product candidate that is approved. Accordingly, we will continue to require substantial additional capital to continue our clinical development activities and potentially engage in commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of our ongoing and planned clinical trials;

•	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, particularly ozanimod;

•	the willingness of the FDA, EMA and other regulatory agencies to accept our clinical and preclinical studies and other work as the basis for review and approval of product candidates;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, EMA and any similar regulatory agencies;

•	whether AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie, exercises its option, following the availability of results from the planned Phase 2 trial of RPC4046 in EoE, to collaborate with us on the development and commercialization of RPC4046;

•	the number of product candidates and indications that we pursue, whether developed from our research program for glucagon-like peptide-1 small molecule positive allosteric modulators (GLP-1R PAMs), otherwise developed internally or in-licensed;

•	the timing and costs associated with manufacturing our product candidates for clinical trials and other studies and, if approved, for commercial sale;

•	the availability and costs of placebo and/or comparator drugs used in our clinical trials;

•	our need to expand our development activities and, potentially, our research activities;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of any approved product candidates;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	our need and ability to hire additional management, development and scientific personnel; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Some of these factors are outside of our control. Based upon our current expected level of operating expenditures and our existing cash and cash equivalents, we believe that we will be able to fund our operations for at least the next 12 months. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to complete all of the Phase 3 programs of ozanimod in RMS, UC and CD. Accordingly, we expect that we will need to raise substantial additional funds in the future. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain funding from equity offerings or debt financings, including on a timely basis, we may be required to:

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

We have incurred substantial losses during our history. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2014, we had federal net operating loss carryforwards of approximately $189.0 million that could be limited if we have experienced, or if in the future we experience, an ownership change, which could have an adverse effect on our future results of operations.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our product candidate ozanimod. We are also dependent on the success of our product candidate RPC4046. We cannot give any assurance that any product candidate will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.

Our business and future success is substantially dependent on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate ozanimod, which is the subject of Phase 3 programs in RMS and UC, with an additional Phase 3 program CD in the planning stages. Our business and future success also depends on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC4046, which is currently being studied in a Phase 2 study in EoE. Our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply, building of, or partnering with, a commercial organization, substantial investment and significant marketing efforts before any revenues can be generated from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. We cannot assure you that our clinical trials for ozanimod or RPC4046 will be completed in a timely manner, or at all, or that we will be able to obtain approval from the FDA, the EMA or any other foreign regulatory authority for either of these product candidates. We cannot be certain that we will advance any other product candidates into clinical trials. If any of ozanimod, RPC4046 or any future product candidate is not approved and commercialized, we will not be able to generate any product revenues. Moreover, any delay or setback in the development of any product candidate could adversely affect our business and cause our stock price to fall.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials, as well as data from an interim analysis of a current clinical trial, may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. We have never completed a Phase 3 study or submitted a New Drug Application (NDA) or a Biologics License Application (BLA).

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and previous clinical trials, as well as data from any interim analysis of ongoing clinical trials, of our product candidates, as well as studies and trials of other products with similar mechanisms of action to our product candidates, may not be predictive of the results of ongoing or future clinical trials. For example, the positive results generated to date in preclinical and Phase 1 and Phase 2 clinical studies for ozanimod in RMS and UC do not ensure that ongoing and future clinical studies, such as our current and proposed Phase 3 programs will demonstrate similar results or observations. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining Institutional Review Board (IRB) approval at each site;

•	obtaining regulatory concurrence on the design and parameters for the trial;

•	obtaining approval for the design of our clinical development programs for each country targeted for trial enrollment;

•	recruiting suitable patients to participate in a trial, which may be impacted by the number of competing trials that are enrolling patients;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites;

•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of placebo or comparator drug for use in clinical trials; or

•	the availability of adequate financing and other resources.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. With respect to our clinical development of ozanimod in RMS, the recent availability of oral therapies such as Gilenya® (fingolimod), Aubagio® (teriflunomide) and Tecfidera® (dimethyl fumarate) may cause patients to be less willing to participate in our clinical trial for an oral therapy in regions in which an oral therapy has been approved. Since RMS is a competitive market in certain regions such as the US and the European Union (EU) with a number of product candidates in development, patients may have other choices with respect to potential clinical trial participation and we may have difficulty in reaching our enrollment targets. In addition, the relatively limited number of RMS patients worldwide (estimated at 500,000) may make enrollment more challenging.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Monitoring Committee (DMC) for such trial or by the FDA or other regulatory authorities. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, it is possible that safety issues or adverse side effects could be observed in our trials for ozanimod in RMS and UC or for RPC4046 in EoE, which could result in a delay, suspension or termination of the ongoing trials of ozanimod (in one or both indications) or of RPC4046. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If ozanimod, RPC4046 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of our ongoing trials for ozanimod in RMS and/or UC or RPC4046 in EoE do not achieve the primary efficacy endpoints or demonstrate unexpected safety findings, the prospects for approval of ozanimod or RPC4046, as applicable, as well our stock price and our ability to create stockholder value would be materially and adversely affected.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we or any of our collaborators may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates. If we are unable to bring any of our current or future product candidates to market, or to acquire any marketed, previously approved products, our ability to create long-term stockholder value will be limited.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The competition in the RMS market is particularly intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) ß-1a), Betaseron® (IFN ß -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN ß-1a)), Tysabri® (natalizumab), Lemtrada™ (alemtuzumab), mitoxantrone, Aubagio®, Gilenya® and Tecfidera®. In January 2014, Teva received a refusal to its Marketing Authorization Application (MAA) for Nerventra® (laquinimod), submitted for regulatory approval in 2012, and subsequently Teva requested a re-review of the MAA by the European Medicines Agency (EMA). The Committee for Medicinal Products for Human Use (CHMP) re-examined the initial opinion, and confirmed the refusal of the marketing authorization in May 2014. In addition, there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn’s Disease (CD), drug sales from four therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia®

(certolizumab pegol) and Humira® (adalimumab)) antimetabolites (including methotrexate and others), and lymphocyte trafficking agents (Entyvio® (vedolizumab)).In addition, there are several late-stage pipeline programs in development for IBD indications. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

Oral RMS therapies in particular represent competition for us, since ozanimod is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2014, Gilenya® achieved approximately $2.5 billion in worldwide sales. Like ozanimod, Gilenya® is an S1PR modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, ozanimod is in the Phase 3 portion of a Phase 2/3 trial for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by ozanimod, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been approved. Specifically, in 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and in March 2013, Biogen Idec’s Tecfidera® became the third oral therapy approved for RMS. Although not an S1PR modulator, Tecfidera® in particular has built upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. In 2014, Tecfidera® achieved $2.9 billion in worldwide sales. In the development pipeline for oral therapies, Nerventra®‘s sponsors (Teva Pharmaceutical Industries Ltd. and Active Biotech AB) have announced their commitment to pursue US registration based on a phase 3 RMS study currently estimated to be completed in June 2018. Beyond Gilenya®, which is approved, the late-stage S1PR modulator drug pipeline of potential competition in RMS consists of one other active programs, MT-1303 (under development by Mitsubishi Tanabe). Mitsubishi Tanabe has initiated Phase 2 studies of MT-1303 in RMS and psoriasis. S1PR modulator drug pipeline programs, siponimod (under development by Novartis) and ponesimod (under development by Actelion), have diverted development to SPMS or suspended further development pending partnership, respectively. In June 2014, Merck KGaA announced that it had reached a mutual agreement with Ono Pharmaceuticals to terminate the license agreement for a fourth program, ceralifimod (Ono-4641), because it did not meet Merck’s criteria for further investment.

Although we believe ozanimod has the potential to demonstrate differentiation as the best S1PR modulator in RMS, as clinical development of ozanimod is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of ozanimod in RMS or as a result of its safety profile. With respect to efficacy, for example, whereas Gilenya® is a non-selective S1PR modulator with activity on four of the five S1P receptors and ozanimod is by comparison more selective for the S1P1R and to a lesser extent, the S1P5R, it is possible that efficacy for an S1PR modulator benefits from, and is potentially dependent upon, broader activity among the S1P receptors and that ozanimod’s profile will not result in best-among-S1PR modulator effectiveness, or even meaningful effectiveness. Moreover, although we believe ozanimod has the potential for clinically meaningful improved safety features, late-stage clinical trial results may be inconsistent with earlier studies and not support such a safety profile. Inasmuch as ozanimod will, if approved in RMS, be entering a market in which the first approved oral therapy (Gilenya®, which is also an S1PR modulator) will have been available since 2010, the absence of differentiation for ozanimod as the best S1PR modulator in RMS may adversely affect the ability of ozanimod to be approved for commercialization. If approved, the absence of differentiation for ozanimod as the best S1PR modulator in RMS would adversely affect the ability of ozanimod to gain market share and otherwise be commercialized successfully. In addition, at such time as ozanimod is approved for marketing in RMS, if ever, the patent protection for Gilenya® may have lapsed, in which case generic treatments of Gilenya® may be available. The competition represented by generic alternatives to or versions of an S1PR modulator, including the expected lower cost of any such generic alternatives, would adversely affect the ability of ozanimod, if approved, to gain market share and otherwise be commercialized successfully.

We have publically disclosed results of the induction period of a Phase 2 study of ozanimod in UC and plan to initiate in 2015 a Phase 3 program for ozanimod in UC and a Phase 2 program for ozanimod in CD. Although we believe ozanimod has the potential to be the best orally administered therapy, as well as the first S1PR modulator approved, for the treatment of UC, as clinical development of ozanimod in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of ozanimod in UC, the safety profile of ozanimod or the relative pace of development and potential timing for regulatory approval, if any, of ozanimod in UC. To our knowledge, currently there are no other S1P1 modulators in Phase 2 clinical trials for UC. It is possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of ozanimod in UC), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), Pfizer’s oral JAK tyrosine kinase inhibitor which is approved for Rheumatoid Arthritis, is currently in phase 2 development for CD and phase 3 development for UC. Although Xeljanz® is not an S1PR modulator, its advanced stage of development relative to ozanimod in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC. KRP203, a non-selective S1PR modulator being developed by Kyorin and Novartis, has completed a Phase 2 exploratory trial for UC under Novartis sponsorship and is in Phase 2 development for CD in Japan under Kyorin sponsorship. If ozanimod is not the first-approved S1PR modulator for UC, the ability of ozanimod to be approved for commercialization in UC may be adversely affected. In addition, any off-label use of another S1PR modulator in UC would adversely affect the ability of ozanimod, if approved, to gain market share and otherwise be commercialized successfully in UC.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive. Accordingly, we may seek to enter into collaborations with companies that have more resources and experience. For example, we may seek a development and commercial partner for ozanimod, particularly since the substantial costs of developing an RMS therapy or UC therapy in later-stage clinical trials may otherwise be prohibitive. If we are unable to obtain a partner for ozanimod, we may be unable to advance the development of ozanimod through late-stage clinical development and seek approval in any market. In addition, although AbbVie has an option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, if AbbVie declines such option, we may elect to seek a different development and commercial partner for RPC4046, if we believe such Phase 2 results warrant further development. We do not intend to enter into a collaboration agreement for the development of ozanimod unless we retain key decision-making, development and/or commercialization rights, and it may be difficult to find a suitable partner willing to share such rights. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

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

Our rights to RPC4046, which are the subject of an exclusive development agreement with AbbVie limited in scope to conducting a Phase 2 study of RPC4046 in EoE, do not preclude AbbVie from using the anti-IL-13 antibody in other products which are not solely specific to the IL-13 target. Whether AbbVie elects to exercise its option to enter into a global collaboration for RPC4046 with us following the availability of Phase 2 results in EoE, or in the alternative AbbVie does not elect such a collaboration and we receive an exclusive worldwide license to RPC4046 which will be unlimited as to indications, AbbVie will retain the right to use the anti-IL-13 antibody in other products that are not solely specific to the IL-13 target. While we believe that any such product would necessarily be meaningfully different from RPC4046, there can be no assurance that any such product would not have certain qualities in common with or similar to RPC4046 and thus be potentially competitive with RPC4046, or that adverse events arising from the clinical development of any such product would not have an impact on the development, commercialization or potential value of RPC4046 due, for example, to such qualities. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license, and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement, another AbbVie product covered by the same patent portfolio, such as a different product using the anti-IL-13 antibody, could potentially influence AbbVie’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other product as compared with RPC4046. In addition, while the term of the composition of matter patent for RPC4046 in the US could be extended up to five additional years under the provisions of the Hatch-Waxman Act if RPC4046 achieves regulatory approval, such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046. If the extension is otherwise available in such context it is possible that AbbVie would instead utilize or choose to reserve the opportunity for an extension of the composition of matter patent for a different product using the anti-IL-13 antibody, in which case we would not have the benefit of a potential extended patent term for RPC4046.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failure to obtain regulatory approval to market ozanimod and/or RPC4046, which would harm our business, results of operations and prospects significantly. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have not previously submitted an NDA, a BLA, a Marketing Authorization Application (MAA) or any similar drug approval filing to the FDA, the EMA or any comparable foreign authority for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights or share in revenues from the exercise of such rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Ozanimod is an S1PR modulator which is selective for the GPCRs termed S1P1R and S1P5R. Upon initial treatment, S1PR modulators have been associated with a dose-dependent transient drop in heart rate that attenuates over time. During its development program, Gilenya®, a non-selective S1PR modulator, was reported to cause certain cardiovascular side effects, including abnormal slowing of the heart rate, or bradyarrhythmia, and atrioventricular (AV) blocks after first dose administration. The prescribing information for Gilenya® requires that six hours of cardiac monitoring occur upon first dose administration to observe patients for potential cardiovascular side effects. In a Phase 1 study of ozanimod, the findings we observed are consistent with the biology of S1P1R agonism, including potential dose-dependent effects on target organ systems, such as cardiovascular and pulmonary effects, with subjects treated with higher doses (such as 1.5 mg and higher) experiencing greater changes on parameters. Although pharmaceutic properties of ozanimod including low maximum concentration (or “Cmax”), slow time to maximum concentration (or “Tmax”) and lower overall exposure may provide the potential for an improved cardiac conduction profile which may reduce risk of cardiovascular side effects, in our ongoing development of ozanimod we are also employing a dose titration strategy to further improve patient outcomes upon first dose administration. Based on the high potency of ozanimod, we are exploring the potential for efficacy at a lower dose in an effort to further improve the cardiovascular safety profile. Despite these features and efforts, as clinical development of ozanimod is conducted and trial results become known, it is possible the data will reveal that ozanimod may have a cardiovascular safety profile which is no better than, and possibly inferior to, Gilenya®. Moreover, whether or not ozanimod has an improved profile, since ozanimod is an S1PR modulator, physicians may nonetheless associate ozanimod with adverse cardiovascular side effects. In connection with any approval of ozanimod, cardiac monitoring may be required upon first dose administration to observe patients for potential cardiovascular side effects. Required cardiac monitoring as well as dose titration will adversely affect the convenience of prescribing ozanimod and the initiation of patients on the therapy, if ozanimod is approved, and may thus adversely affect the adoption and market potential of ozanimod.

Common Gilenya® adverse reactions include headache, influenza, diarrhea, back pain, liver transaminase elevations and cough. In addition to the risks of bradyarrhythmia and AV blocks, prescribing information warnings and precautions for Gilenya® include risks of infection, macular edema, respiratory effects, hepatic effects (elevations in liver enzymes), fetal risk, blood pressure effects and immune system effects following discontinuation of therapy (long lymphocyte recovery time of one-to-two months). Aside from hepatic effects, we believe these reactions and risks are associated with S1PR modulation. Since ozanimod is also an S1PR modulator, although selective for S1P1R and S1P5R, these adverse reactions and risks could apply to use of ozanimod. However, we believe that by virtue of its pharmaceutic properties, ozanimod has the potential to improve upon the cardiovascular side effect profile and immune system effects following discontinuation of therapy as well as the non-class hepatic effects.

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

If serious adverse events or other undesirable side effects are identified during the development of ozanimod or any other product candidate for one indication, we may need to abandon our development of ozanimod or such other product candidate for any other indications.

We are simultaneously developing ozanimod for RMS, UC and CD. When a drug candidate is in development for multiple indications, different patient populations are involved and side effects could be identified in either population. Side effects found during the development of ozanimod or any other product candidate for one indication, particularly if severe or having unexpected characteristics, could require us to abandon our development of ozanimod or any other product candidate at issue for other potential indications. We cannot assure you that severe or unexpected side effects with respect to ozanimod or any other product candidate will not develop in current or future clinical trials, which could delay or preclude regulatory approval of ozanimod or any other product candidate at issue or limit its commercial use.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, the prescribing information for Gilenya® requires that six hours of cardiac monitoring occur upon first dose administration to observe patients for potential cardiovascular side effects. In connection with any approval of ozanimod, cardiac monitoring may be required upon first dose administration. Required cardiac monitoring will adversely affect the convenience of prescribing ozanimod and the initiation of patients on the therapy, if ozanimod is approved, and may thus adversely affect the adoption and market potential of ozanimod.

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

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidates that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of ozanimod and/or RPC4046, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In the instance of RPC4046, should AbbVie elect to enter into a collaboration with us following completion of the Phase 2 trial of RPC4046 in EoE, then we will have co-promotion and commercialization rights with AbbVie in the US with AbbVie having control of commercialization outside the US. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner (including AbbVie if it exercises its option to collaboration with us on RPC4046) does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

Although we have obtained SPA agreements for our Phase 3 studies of ozanimod in RMS, these agreements do not guarantee any particular outcome from regulatory review of these trials of ozanimod.

We have obtained SPA agreements from the FDA for our Phase 3 studies of ozanimod in RMS. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide the sponsoring company with assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPA agreements are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. SPA agreements do not address all of the variables and details that may go into planning for or conducting a clinical trial, and any change in the protocol for a clinical trial can invalidate the SPA agreement unless the change is intended to improve the clinical trial at issue and the FDA agrees in writing prior to implementation. A protocol change entails a resubmission to the FDA and triggers a new cycle of FDA review which is not limited to the change. In the event of a resubmission, there can be no assurance that the FDA will agree with the proposed changes or that delays in the applicable development program will not occur as a result. Moreover, there can be no assurance that the FDA will ultimately consider either of our SPA agreements to be binding, in which event the FDA could assert that additional data, including data obtained through one or more additional clinical trials, may be required to support a regulatory submission. In addition, while an SPA agreement addresses the requirements for submission of an NDA, the results of the related clinical trial(s) may not support FDA approval.

Our revenues to date have been generated through our collaboration agreements and we may not receive any additional revenues under such agreements.

To date, our sources of revenue have been the upfront and milestone payments received under now-concluded collaborations utilizing our proprietary GPCR platform with Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Eli Lilly & Co., as well as a completed collaboration and ongoing technology transfer program with Ono Pharmaceutical Co., Ltd. We do not expect to receive further payments pursuant to the collaborations with Ortho-McNeil-Janssen Pharmaceuticals and Eli Lilly. Additional payments under the collaboration with Ono Pharmaceuticals are based on the achievement of various research and development milestones. Future payments from Ono Pharmaceuticals are uncertain because the nature of the research and development activities is inherently uncertain, and Ono Pharmaceuticals may choose not to pursue activities that would support achievement of the milestones. If we do not receive any further milestone payments from Ono Pharmaceuticals and we are unable to enter into new collaborations utilizing our proprietary GPCR platform, then our reliance on other potential sources of funding for our operations will be increased. Financing from such other potential sources may not be available to us on acceptable terms, or at all.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community, which is critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of the product candidate as well as competitive products;

•	the clinical indications for which the product candidate is approved;

•	acceptance by physicians, the medical community and patients of the product candidate as a safe and effective treatment;

•	the convenience of prescribing and initiating patients on the product candidate, which may be adversely affected in the instance of ozanimod by dose titration as well as cardiac monitoring upon first dose administration;

•	the potential and perceived advantages of such product candidate over alternative treatments;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of sales and marketing efforts.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-

effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or to have pricing set at a satisfactory level. If reimbursement of our future products, if any, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability.

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

Failure to maintain our finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

We are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, we are required to obtain from our independent registered public accounting firm an attestation report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. If we identify, or our independent registered public accounting firm identifies, deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market (NASDAQ), the SEC or other regulatory authorities, which would require additional financial and management resources. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to these requirements.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our product candidates. We currently carry clinical trial liability insurance at levels which we believe are appropriate for our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amount.

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

The patent portfolio for ozanimod contains patents and patent applications directed to compositions of matter for ozanimod and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of December 31, 2014, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to seven issued US patents and five pending US patent applications as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa, and one pending PCT application. We expect the composition of matter patent for ozanimod (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming ozanimod achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains issued patents and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of December 31, 2014, this in-licensed portfolio consisted of two issued US patents, one pending US patent application, foreign patents in Australia, Israel and New Zealand, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as one issued patent directed to certain methods of use. As of December 31, 2014, we owned three issued US patents and seven pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Canada, Europe, Japan, Australia, Brazil, China, India, South Korea, Mexico, New Zealand and Russia. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of December 31, 2014, we had exclusive commercial license rights from TSRI to two US patents, one pending US patent application, foreign patents in Canada, France, Germany, Japan, Switzerland and United Kingdom and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patent and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

Third parties may assert that we are employing their proprietary technology without authorization. As a result of searching patent literature in support of patent protection and otherwise evaluating the patent landscape, we are aware of third-party patents, and third-party patent applications which may issue, with coverage that could be asserted with respect to mechanisms of action and uses or formulations of RPC4046, which if successful could materially affect any commercialization of RPC4046 contemplated by us, if RPC4046 is approved. Similarly, we are also aware of a third-party patent, and third-party patent applications which may issue, with respect to certain dosing regimens for S1P1R modulators. Such patent contains broad claims to administering an S1P receptor agonist (including for treatment of Multiple Sclerosis) at a dosage lower than the standard daily dosage, and then increasing the dosage to the standard daily dosage (including to ameliorate a negative chronotropic effect of the S1PR agonist). While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of ozanimod (if approved) are valid and enforceable, we may be incorrect in this belief.

In addition, other patents may issue from third-party patent applications with respect to certain dosing regimens with coverage broader than any product candidate being developed by a party seeking such a patent, which could adversely affect our ability to commercialize ozanimod if ozanimod is approved, and if it is included within such coverage together with its dosing regimen. We are also aware of pending third-party patent applications with claims to broad generic structural formulas, which claims if issued in their broadest form could adversely affect commercialization of ozanimod, if ozanimod is approved. In addition, we are aware of a portfolio of patents and pending third party patent applications with respect to certain GPCR structure-based drug discovery and design technology. While we do not believe that any of the currently issued patents in such portfolio affect the manner in which we are utilizing our proprietary GPCR structure-based drug discovery and design technology, if a patent were to issue from any pending application in such portfolio with coverage affecting the manner in which we utilize such technology, our ability to utilize such technology or to use the results of any such utilization could be adversely affected. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. Third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patent were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify our manufacturing process to avoid the coverage of the patent, or until such patent expires or is finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of the formulation of any of our product candidates or any method of use of any of our product candidates, including any therapy or patient selection methods, the holder of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify the formulation or use, or until such patent expires or is finally determined to be invalid or unenforceable. Where a license to a third-party patent is needed, such a license may not be available on commercially reasonable terms or at all.

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

While we normally seek and gain the right to prosecute fully the patents relating to our product candidates, there may be times when patents that relate to our product candidates are controlled by our licensors. The patent portfolio for our proprietary GPCR structure determination technology and a portion of the patent portfolio for ozanimod (including a composition of matter patent for ozanimod) are each in-licensed from TSRI. Although TSRI prosecutes and maintains the patent portfolio, we have the right to consult with TSRI on any action taken. With respect to the patent portfolio for RPC4046, which is in-licensed from AbbVie, AbbVie maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license and to defend such patents against claims of invalidity and unenforceability, although we have rights to consult with AbbVie on actions taken as well as back-up rights of prosecution and enforcement. If TSRI, AbbVie or any future licensor fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The patent portfolio for our proprietary GPCR structure determination technology and a portion of the patent portfolio for ozanimod (including a composition of matter patent for ozanimod) are each in-licensed from TSRI. The patent portfolio for RPC4046 is in-licensed from AbbVie. Under our existing license agreements, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

In particular, the loss of the license from TSRI to a portion of the patent portfolio for ozanimod, inasmuch as it includes a composition of matter patent for ozanimod, would materially adversely affect our ability to proceed with any development or potential commercialization of ozanimod. In addition, the loss of the license from AbbVie for RPC4046 would likely result in the termination of our efforts with respect to RPC4046.

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

We expect the composition of a matter patent for ozanimod in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, would expire in 2029. It is possible, assuming ozanimod achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the Hatch-Waxman Act. We expect the composition of matter patent for RPC4046 in the US if the appropriate maintenance, renewal, annuity or other governmental fees are paid and it withstands any challenge, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval in the US and a timely application is made, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the Hatch-Waxman Act, although such an extension for RPC4046 is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility in such context that AbbVie utilizes such extension for a different drug.

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

The trading price of our common stock may at times be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

As of February 16, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41.1% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our board of directors or compensation committee, and in certain instances (involving non-executive new hires) our chief executive officer and chief financial officer, are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2014, 360,301 shares of our common stock were available for future grant under our 2013 Stock Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan, and (ii) on January 1 of each year through January 1, 2023, by the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. As of December 31, 2014, the number of shares of our common stock available for future grant under our ESPP was 343,000. The number of shares of our common stock reserved for issuance under our ESPP will be increased on January 1 of each year by the lesser of (x) a number of additional shares of our common stock representing one percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan or ESPP may have an adverse effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters and clinical development operations are located in San Diego, California, where we lease and occupy approximately 65,500 square feet of space. The ten-year lease term began in December 2014. We can terminate the lease after five and a half years, subject to payment of a lease termination fee as well as certain other costs. We have the option to extend the term of the lease for an additional five-year period with a base rent equal to the then market rate. We also have a right of first refusal with respect to an additional approximately 40,000 square feet of space in the same building. We believe that our existing facility is adequate for our current needs.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The NASDAQ Global Market on May 8, 2013 under the symbol “RCPT.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2014
First Quarter	$55.00	$28.20
Second Quarter	$43.96	$24.53
Third Quarter	$67.35	$33.52
Fourth Quarter	$139.40	$58.51
Year Ended December 31, 2013
Second Quarter (commencing May 8, 2013)	$25.00	$13.00
Third Quarter	$29.03	$15.21
Fourth Quarter	$35.26	$20.90

Holders of Record

As of February 16, 2015, there were approximately 25 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from May 8, 2013 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (IXIC). The graph assumes an initial investment of $100 on May 8, 2013. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return Since IPO

Assumes Initial Investment of $100

Use of Proceeds

On May 8, 2013, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-187737) that was declared effective by the SEC on May 8, 2013. On May 14, 2013 and May 30, 2013, we sold 5,200,000 shares and 733,277 shares of our common stock, respectively, to the public at a price of $14.00 per share for an aggregate gross offering price of $83,065,878, or net proceeds of approximately $75.0 million after deducting underwriting discounts and commissions and offering costs.

As of December 31, 2014, we have used all of the net proceeds from our initial public offering. We used the net proceeds to fund continued development of our product candidate ozanimod in ongoing clinical trials for relapsing multiple sclerosis and ulcerative colitis, development of our in-licensed product candidate RPC4046 in a clinical trial for eosinophilic esophagitis, other ongoing preclinical and research programs, and working capital and other general corporate purposes, including costs and expenses associated with being a public company. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering.

Item 6. Selected Financial Data.

Set forth below are our selected consolidated financial data (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013	2012	2011
Statements of operations:
Collaborative revenue	$5,900	$4,641	$8,647	$9,232
Operating expenses:
Research and development expenses	101,663	43,585	22,927	12,803
General and administrative expenses	15,807	8,949	3,430	2,756

Total operating expenses	117,470	52,534	26,357	15,559

Loss from operations	(111,570)	(47,893)	(17,710)	(6,327)
Foreign currency loss	(2,949)	—	—	—
Other (expense) income, net	(451)	(427)	—	217

Net loss	(114,970)	(48,320)	(17,710)	(6,110)
Preferred stock deemed dividend	—	(2,056)	—	—

Net loss attributable to common stockholders	$(114,970)	$(50,376)	$(17,710)	(6,110)

Net loss per common share, basic and diluted (1)	$(4.63)	$(4.23)	$(13.73)	$(7.72)

Shares used to compute basic and diluted net loss per common share (1)	24,827	11,916	1,289	791

(1)	See Note 2 of our notes to consolidated financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate basic and diluted net loss per common share and the number of shares used in the computation of the per share data.

	December 31,
	2014	2013	2012	2011
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$671,929	$69,490	$5,427	$11,336
Working capital	647,012	54,263	(6)	5,172
Total assets	678,007	71,228	6,903	12,899
Total long-term debt and other obligations, net of current portion	—	4,292	928	1,618
Convertible preferred stock	—	—	39,816	27,260
Additional paid-in capital	860,384	146,680	7,604	7,310
Accumulated deficit	(210,879)	(95,909)	(47,589)	(29,879)
Total stockholders’ equity (deficit)	649,487	50,795	(39,983)	(22,567)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this Annual Report.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics in immune disorders. Our product candidates span three distinct specialty disease areas. We are developing our lead asset, ozanimod, as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD), which consists of Ulcerative Colitis (UC) and Crohn’s Disease (CD). We are developing our second asset, RPC4046, for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), which is an Orphan Disease. Our strategy is to develop best-in-class (by mechanism of action) drug candidates and selectively pursue first-in-class (based on projected timing of approval) market positions. The mechanism of action for each of our product candidates has been validated in one or more immunology indications. Ozanimod was selected for pharmaceutic properties with potential to demonstrate best-in-class differentiation in RMS. In IBD and EoE, our product candidates ozanimod and RPC4046, respectively, have the potential to be the first in their respective classes to be approved.

Since our inception, we have focused our attention on, and devoted substantial resources to, developing ozanimod and RPC4046. We are currently focusing on three indications for ozanimod, one of which is currently the subject of two Phase 3 studies and the others for which Phase 3 studies are planned. We have also initiated a randomized Phase 2 study of RPC4046. In addition, we have a research program developing oral, small molecule, positive allosteric modulators (PAMs) of the glucagon-like peptide-1 receptor (GLP-1R) for the treatment of Type 2 Diabetes.

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform, all of which, except for one, have been completed or terminated. Under these agreements we received upfront payments, license fees, research and development funding and research and/or development milestones. We have not generated any revenue from product sales. Through December 31, 2014, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred significant operating losses since our inception in 2008 and, as of December 31, 2014, we had an accumulated deficit of $210.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase substantially as we:

•	advance the current Phase 3 studies of ozanimod in RMS;

•	advance the current Phase 2 study, and prepare for and initiate our planned Phase 3 study of ozanimod in UC;

•	prepare for and initiate a Phase 3 study of ozanimod in CD;

•	advance our current Phase 2 study of RPC4046 in EoE;

•	advance our GLP-1R PAM program through preclinical development;

•	continue research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire additional staff, including clinical, scientific, operational, financial and management personnel.

To fund future operations we will likely need to raise additional capital. Our existing cash, cash equivalents and short-term investments will not be sufficient for us to commercialize any product candidate which may receive approval. Accordingly, we will continue to require substantial additional capital for our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Financial Operations Overview

Revenues

Our revenues to date had been generated from payments under various collaborative research and development arrangements and a license agreement with pharmaceutical and biotechnology companies, all of which except for one have been completed or terminated. Under our arrangements, we received upfront payments, license fees and, research and development funding, In addition we received payments upon achievement of certain research, development and technology transfer milestones. Certain milestone payments have been based solely upon our counterparty’s performance.

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

We expense R&D costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future R&D activities as expenses when the services have been performed or when the goods have been received. We do not track our employee and facility related R&D costs by project, as we typically use our employee and infrastructure resources across multiple R&D programs as well as to provide support for our collaborative agreements with third parties. We believe that the allocation of such costs would be arbitrary and would not be meaningful.

To date, we have conducted research on two classes of GPCR-targeted therapeutics, sphingosine 1-phosphate 1 receptor (S1P1R) modulators and glucagon-like-peptide-1 receptor (GLP-1R) positive allosteric modulators (PAMs), including through the utilization of our GPCR technology platform, with the goal of identifying product candidate characteristics that may lead to best-in-class profiles. Our development is focused on three indications for our lead asset ozanimod, one of which is currently the subject of two Phase 3 studies and the others of which are in the planning stages for Phase 3 studies. In the near future, we anticipate the majority of our financial resources will continue to be dedicated to development of ozanimod. We have also initiated clinical development for an in-licensed asset, RPC4046, and we are advancing our GLP-1R PAM program through preclinical development. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical and preclinical development programs.

During the first quarter of 2011, we began tracking external development costs once our lead product candidate development program entered the clinical stage. Such costs were not significant prior to that time.

From the beginning of 2011 through December 31, 2014, costs associated with developing ozanimod have been our largest research-related expenditure, representing 67.5% of our total R&D expenses. Such costs totaled $71.9 million, or 70.8% of R&D expenses, for the year ended December 31, 2014. We have contracted with a CRO to manage our clinical trials under an agreed upon budget for each study, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing, prior to commencement of the work. Our internal R&D costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

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

We are responsible for all of the R&D costs for the ozanimod and GLP-1R PAM programs, unless and to the extent that we partner these programs in the future. We are responsible for the Phase 2 development costs for RPC4046 in EoE and, depending upon whether AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie, elects to exercise its option to collaborate with us following the availability of Phase 2 results, we may be responsible for half or all of the development costs for RPC4046 in the future. Under our agreement with Ono, we were responsible for assisting Ono with technology transfer regarding our GPCR technology platform, however Ono has full responsibility for advancing any development candidate.

Our lead product, ozanimod, is in late stage clinical development for three indications, RMS, UC and CD, and our second clinical product, RPC4046, is the subject of a Phase 2 study in EoE. Our GLP-1R PAM research program is at the stage of lead series determination. Successful development of current and future product candidates from our clinical development and research programs is highly uncertain. Completion dates and completion costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of research programs, the results of ongoing and future clinical trials, and our ability to enter into collaborative agreements with respect to each program or potential product candidate, as well as ongoing assessments as to each current or future product candidate’s commercial potential. We will need to raise substantial additional capital and may seek collaborative agreements in the future in order to advance our various programs.

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

Clinical Trial Accruals

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known to us at that time. Our expense accruals for clinical trials are based on estimates of the fees associated with services provided by clinical trial investigational sites and CROs. Payments under some of the contracts we have with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Historically, our estimated accrued expenses have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted to employees and members of our board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model. In estimating fair value for options issued under the 2013 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified method. Expected life is calculated in two tranches based on the employment level defined as director or employee. The risk-free rate used in calculating fair value of stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect on the date of grant. For awards subject to time-based vesting conditions, we recognize stock-based compensation expense using the straight-line method. In accordance with the authoritative accounting literature, our options subject to both performance and time-based vesting conditions are expensed using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), we recognize compensation expense over the requisite service period for each separately vesting tranche of the award as though the award was in substance multiple awards, resulting in accelerated expense recognition during the earlier vesting periods.

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

Comparison of Fiscal Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,		Increase (Decrease)
	2014	2013
Collaborative revenue	$5,900	$4,641	$1,259
Research and development expenses	101,663	43,585	58,078
General and administrative expenses	15,807	8,949	6,858
Foreign currency loss	2,949	—	2,949
Deemed dividend	—	2,056	(2,056)

Collaborative Revenue. The following table summarizes our sources of revenue for the periods indicated (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$5,650	$250	$—	$5,900

Total for the year ended December 31, 2014	$5,650	$250	$—	$5,900

Ono Pharmaceutical Co., Ltd.	$1,680	$250	$2,711	$4,641

Total for the year ended December 31, 2013	$1,680	$250	$2,711	$4,641

Collaborative revenues was $5.9 million for the year ended December 31, 2014, compared to $4.6 million for the year ended December 31, 2013. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which were recognized over our estimated period of performance, and R&D funding received from our collaborative arrangements. In August 2014, we received notice that all deliverables specified by the amended agreement between Ono and us had been satisfied in full. The increase in our collaborative revenue during 2014 in comparison to the prior year reflects the recognition of all previously deferred revenue associated with this collaboration, as well as recognition of a $1.3 million non-substantive technology transfer milestone payment received from Ono. We do not have any active collaborations, however we are eligible to receive potential future milestone payments.

Research and Development Expenses. The following table summarizes our R&D expenses for the periods indicated (in thousands):

	December 31,		Increase
	2014	2013
Third-party clinical trial costs:
ozanimod — RMS study costs	$60,949	$25,482	$35,467
ozanimod — UC study costs	10,988	5,908	5,080
RPC4046 — EoE study costs	3,394	478	2,916

Total external clinical trial costs	75,331	31,868	43,463
Unallocated R&D costs	26,332	11,717	14,615

Total R&D expenses	$101,663	$43,585	$58,078

R&D expenses were $101.7 million for the year ended December 31, 2014, compared to $43.6 million for the same period of 2013. The increase in R&D costs is primarily related to increased activity in of our clinical development programs.

General and Administrative Expenses. G&A expenses were $15.8 million for the year ended December 31, 2014, compared to $8.9 million for the same period of 2013. The increase in G&A expenses is primarily related to a $5.0 million increase in personnel costs of which $4.0 million relates to additional stock-based compensation, and additional expenditures associated with being a publicly traded company, including consulting costs, accounting fees and insurance.

Foreign Currency Loss. We maintain a Swiss franc denominated bank account for purposes of settling certain obligations arising outside the United States. We recognized net foreign currency losses of $2.9 million for the year ended December 31, 2014. This loss primarily reflects the impact of declining foreign exchange rates during the second half of 2014 on our Swiss franc denominated bank account. We did not maintain such bank account in 2013.

Deemed Dividend. On March 27, 2013, pursuant to the terms of the Series B Preferred Stock Purchase Agreement dated February 3, 2012, we closed the sale of 8.2 million shares of Series B Convertible Preferred Stock, at $1.03 per share, for aggregate net proceeds of $8.4 million. The shares issued in this financing were sold at a price per share below the reassessed deemed fair value of our common stock at that time. Accordingly, we recorded a deemed dividend charge of $2.1 million in the first quarter of 2013 associated with the issuance of such shares, which is equal to the number of shares of Series B Convertible Preferred Stock sold on that date multiplied by the difference between the estimated value of the underlying common stock and the Series B conversion price per share on that date. There was no similar charge during 2014.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,		Increase/ (Decrease)
	2013	2012
Collaborative revenue	$4,641	$8,647	$(4,006)
Research and development expenses	43,585	22,927	20,658
General and administrative expenses	8,949	3,430	5,519
Deemed dividend	2,056	—	2,056

Collaborative Revenue. The following table summarizes our sources of revenue for each of the periods indicated (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd	$1,680	$250	$2,711	$4,641

Total for the year ended December 31, 2013	$1,680	$250	$2,711	$4,641

Ono Pharmaceutical Co., Ltd	$1,537	$2,000	$2,551	$6,088
Eli Lilly and Company	2,480	—	—	2,480
Ortho-McNeil-Janssen	—	79	—	79

Total for the year ended December 31, 2012	$4,017	$2,079	$2,551	$8,647

Collaborative revenue was $4.6 million for the year ended December 31, 2013, compared to $8.6 million for the year ended December 31, 2012. Revenue during these periods consisted primarily of amortization of upfront fees and milestone payments, which were recognized over the estimated period of performance, and R&D funding received from our collaborative arrangements. Our 2012 results include the recognition of $2.5 million of upfront payments under our contract with Lilly, which was completed in December 2012. The decrease in our collaborative revenue in 2013 in comparison to the prior year reflects the completion of this contract which more than offset the increase in revenue received under our collaborative arrangement with Ono. Additionally, our 2012 results reflect the recognition of $2.0 million in substantive milestones under our agreement with Ono, compared to $250,000 recognized in 2013.

Research and Development Expenses. The following table summarizes our R&D expenses for the periods indicated (in thousands):

	December 31,		Increase
	2013	2012
Third-party clinical trial costs
ozanimod – RMS study costs	$17,152	$6,998	$10,154
ozanimod – UC study costs	5,908	2,181	3,727
ozanimod – Joint development study costs	8,329	4,626	3,703

Total external clinical trial costs	31,389	13,805	17,584
Unallocated R&D costs	12,196	9,122	3,074

Total R&D expenses	$43,585	$22,927	$20,658

R&D expenses were $43.6 million for the year ended December 31, 2013, compared to $22.9 million for the year ended December 31, 2012. The increase in R&D costs is primarily related to increased Phase 2 trial activity and Phase 3 startup costs for our Phase 2/3 trial of ozanimod in RMS, and commencement of the Phase 2 trial of ozanimod in UC.

General and Administrative Expenses. G&A expenses were $8.9 million for the year ended December 31, 2013, compared to $3.4 million for the year ended December 31, 2012. The increase in G&A expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly-traded company, and is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $1.6 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees, market research and insurance.

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

Liquidity and Capital Resources

Overview

We have incurred losses since our inception and negative cash flows from operating activities since our inception and, as of December 31, 2014, we had an accumulated deficit of $210.9 million and cash, cash equivalents and short-term investments of $671.9 million. At December 31, 2014, none of our available-for-sale securities was in a material unrealized loss position. We reviewed our investment holdings as of December 31, 2014 and determined that our unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. As such, we have not recognized any such impairment in our financial statements. We did not realize any significant gains or losses on sales of available-for-sale securities for the year ended December 31, 2014. The fair value of our financial instruments is obtained from quoted market prices, and/or calculated price or quotes from third-party pricing services. We validate fair value through independent valuation testing and review of portfolio valuations provided by our investment managers.

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

Cash Flows

The following table summarizes our cash flows for the fiscal years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(92,249)	$(36,827)	$(18,418)
Investing activities	(170,611)	(45,813)	(214)
Financing activities	697,333	101,018	12,723

Net increase (decrease) in cash and cash equivalents	$434,473	$18,378	$(5,909)

Operating Activities. Net cash used in operating activities was $92.2 million for the year ended December 31, 2014, compared to $36.8 million used during the same period of the prior year, an increase of $55.4 million. The increase in net cash used in operating activities was primarily due to a $66.7 million higher net loss for the year ended December 31, 2014 compared to the same period of the prior year, partially offset by increases in non-cash stock-based compensation expense of $8.2 million and increases of approximately $2.9 million in net operating liabilities. During the years ended December 31, 2014, 2013, and 2012, the primary use of cash was to fund our clinical trial and other R&D activities. The increase in R&D costs year over year is a result of increased activity in each of our clinical development activities.

Investing Activities. During the years ended December 31, 2014 and 2013, net cash used in investing activities was $170.6 million and $45.8 million, respectively. During 2014, we made net purchases of marketable securities of $170.0 million with a portion of the proceeds from our secondary offerings of common stock in January, June and November of 2014. During that same time period, we also purchased $0.6 million in equipment to further support our research and development activities. During 2013, we purchased $45.7 million of marketable securities with a portion of the proceeds from our IPO in May 2013. Investing activities during 2012 represented equipment purchased to further support our R&D activities.

Financing Activities. During the years ended December 31, 2014 and 2013, net cash provided by financing activities was $697.3 million and $101.0 million, respectively. During the year ended December 31, 2014, the net cash provided by financing activity was primarily attributable to the net proceeds from three secondary offerings of our common stock which occurred in January, June and November of 2014, totaling $701.6 million in net proceeds, after giving effect to accrued offering costs at December 31, 2014 of approximately $0.3 million, partially offset by $5.3 million used to repay our borrowings under our term loan. During 2013, net cash provided by financing activities was primarily attributable to $75.0 million in net proceeds of our IPO. In 2013 we also raised $21.2 million from the sale of Series B Convertible Preferred Stock (which later converted into common stock in connection with our IPO) and $5.0 million from borrowings under our term loan arrangement with MidCap. During 2012, we generated proceeds of $12.6 million from the sale of Series B Convertible Preferred Stock and additional proceeds of $0.2 million from the exercise of stock options and common stock warrants.

Off-Balance Sheet Arrangements

Through December 31, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligation related to facility	$17,613	$494	$3,429	$3,638	$10,052
Study drug obligation	21,248	21,248	—	—	—
Other long-term obligations	10,618	10,618	—	—	—

Total	$49,479	$32,360	$3,429	$3,638	$10,052

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of 2017. We are evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued an accounting standards update (ASU), which updated the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. We do not expect the application of the updated guidance will have a material impact on our financial position, results of operations or cash flows.

Presentation of Financial Statements—Going Concern

In August 2014, the FASB issued an ASU, which requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

Income Statement—Extraordinary and Unusual

In January 2015, the FASB issued an ASU which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our cash primarily in commercial paper and debt instruments of financial institutions, corporations, US government-sponsored agencies and the US Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 100 basis point change in interest rates were to have occurred on December 31, 2014, the fair value of our investment portfolio as of that date could have changed by approximately $1.4 million.

Foreign Currency Exchange Risk

We contract with CROs and investigational sites in several foreign countries, including countries in Eastern and Western Europe and the Asian Pacific. In addition, we purchase certain supplies outside the US, including comparator drug supply for our Phase 3 program in RMS. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have elected to manage a portion of these cash flow exposures through the purchase of Swiss francs. Our Swiss franc holdings are marked to market at the end of each period and any change is recorded as gains or losses in the consolidated statements of operations and comprehensive loss. As of December 31, 2014 we held $30.3 million in Swiss francs. A 10% change in the exchange rate existing at December 31, 2014 would have increased/decreased our unrealized foreign currency loss on our Swiss franc holdings by approximately $3.0 million.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2014, 2013 or 2012.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their attestation report which is included below.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Receptos, Inc.

We have audited Receptos, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Receptos, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Receptos, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Receptos, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of Receptos, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the section headed “Transactions With Related Persons” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements. We have filed the following documents as part of this Annual Report:

2.	Financial Statement Schedules. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

3.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed June 20, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed June 20, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.2	Third Amended and Restated Investors’ Rights Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.3	Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors’ Rights Agreement, dated February 23, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.4	Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors’ Rights Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.5	Approval with Respect to Series B Preferred Stock Purchase Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.6	Third Amended and Restated Right of First Refusal and Co-Sale Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.7	Form of Omnibus Acknowledgment and Agreement with Respect to Potential Initial Public Offering, dated April 18, 2013, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.1#	Form of Indemnification Agreement between Receptos, Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.2#	2008 Stock Plan, as amended to date (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.3#	Form of Stock Option Agreement for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.4#	Form of Stock Option Agreement—Early Exercise for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.5#	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.6#	Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreements for awards granted under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.7#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.8	Lease, dated August 24, 2007, between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.9	First Amendment to Lease, dated March 30, 2008, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.10	Second Amendment to Lease, dated May 11, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.11	Amended and Restated Second Amendment to Lease, dated September 15, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.12	Assignment, dated June 8, 2010, by and between Apoptos, Inc. and Receptos, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.13	Third Amendment to Lease, dated January 6, 2012, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.14	Fourth Amendment to Lease, dated September 30, 2013, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-193074), originally filed on December 24, 2013).

10.15†	License Agreement, dated June 18, 2009, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.16†	First Amendment to License Agreement, dated June 13, 2011, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.17†	Amendment to License Agreement, dated April 2, 2012, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.18†	License Agreement, dated April 21, 2009, by and between Receptos, Inc. (formerly known as Receptor Pharmaceuticals, Inc.) and The Scripps Research Institute (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.19†	Collaboration Agreement, dated December 20, 2010, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.20†	First Amendment to Collaboration Agreement, dated March 14, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.21†	Second Amendment to Collaboration Agreement, dated March 1, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.22†	License and Technology Transfer Agreement, dated December 28, 2010, by and between Receptos, Inc. and Ortho- McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.23†	Collaboration Agreement, dated December 5, 2011, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.24†	Development License and Option Agreement, dated October 3, 2012, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.25	First Amendment to Development License and Option Agreement, dated January 28, 2013, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.26#	Restricted Stock Issuance Agreement, dated November 19, 2010, between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.27#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Robert J. Peach (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.28#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Marcus F. Boehm (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.29#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Edward Roberts (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.30#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Hugh Rosen (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.31#	Credit and Security Agreement, dated April 19, 2013, between Receptos, Inc., Apoptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.32#	Pledge Agreement, dated April 19, 2013, between Receptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.41 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.33#	Secured Promissory Note, dated April 19, 2013, issued by Receptos, Inc. and Apoptos, Inc. to MidCap Funding III, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.34#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.35#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Graham Cooper (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.36#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Sheila K. Gujrathi, M.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.37#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Robert Peach, Ph.D. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.38#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Marcus F. Boehm, Ph.D. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.39#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Chrysa Mineo (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.40#

Employment Agreement, dated November 26, 2013, by and between Receptos, Inc. and Christian Waage (incorporated by reference to Exhibit 10.40 To the Company’s Annual Report on Form 10-K filed March 6, 2014).

10.41††	First Amendment to Collaboration Agreement, dated December 6, 2013, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2013).

10.42#	Form of Notice of Stock Unit Award and Stock Unit Agreement for awards granted under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 21, 2014

10.43	Lease Agreement, dated April 22, 2014, by and between Receptos, Inc. and ARE-SD Region No.35, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2014)

10.44	First Amendment to Lease, dated July 30, 2014, by and between Receptos, Inc. and ARE-SD Region No. 35, LLC (incorporated reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015)

10.45	Second Amendment to Lease, dated February 13, 2015, by and between Receptos, Inc. and ARE-SD Region No. 35, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Receptos, Inc.

Date: February 26, 2015	By:	/s/ Faheem Hasnain
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

Signature	Title	Date

/s/ Faheem Hasnain Faheem Hasnain	Director, President & Chief Executive Officer (Principal Executive Officer)	February 26, 2015

/s/ Graham Cooper Graham Cooper	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015

/s/ William H. Rastetter, Ph.D. William H. Rastetter, Ph.D.	Chairman of the Board of Directors	February 26, 2015

/s/ Kristina Burow Kristina Burow	Director	February 26, 2015

/s/ Mary Lynne Hedley, Ph.D. Mary Lynne Hedley, Ph.D.	Director	February 26, 2015

/s/ Richard Heyman, Ph.D. Richard Heyman, Ph.D.	Director	February 26, 2015

/s/ Erle T. Mast Erle T. Mast	Director	February 26, 2015

/s/ Mary Szela Mary Szela	Director	February 26, 2015

/s/ S. Edward Torres S. Edward Torres	Director	February 26, 2015

RECEPTOS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Receptos, Inc.

We have audited the accompanying consolidated balance sheets of Receptos, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Receptos, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Receptos, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2015

RECEPTOS, INC.

Consolidated Balance Sheets

(In thousands, except par value information)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$458,278	$23,805
Short-term investments	213,651	45,685
Prepaid expenses and other current assets	3,603	914

Total current assets	675,532	70,404
Property and equipment, net	966	269
Other assets	1,509	555

Total assets	$678,007	$71,228

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,909	$5,096
Accrued expenses	16,161	7,612
Accrued compensation and benefits	4,450	1,998
Current portion of term loan	—	735
Current portion of deferred revenue	—	700

Total current liabilities	28,520	16,141
Term loan	—	4,180
Deferred rent	—	112

Total liabilities	28,520	20,433
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 31,516 and 18,350 shares issued and outstanding at December 31, 2014 and 2013, respectively	31	18
Additional paid-in capital	860,384	146,680
Accumulated comprehensive (loss) income	(49)	6
Accumulated deficit	(210,879)	(95,909)

Total stockholders’ equity	649,487	50,795

Total liabilities and stockholders’ equity	$678,007	$71,228

See accompanying notes to consolidated financial statements.

RECEPTOS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Collaborative revenue	$5,900	$4,641	$8,647
Operating expenses:
Research and development	101,663	43,585	22,927
General and administrative	15,807	8,949	3,430

Total operating expenses	117,470	52,534	26,357

Loss from operations	(111,570)	(47,893)	(17,710)
Other income (expense):
Interest income	428	27	18
Interest expense	(909)	(443)	—
Foreign currency loss	(2,949)	—	—
Other income (expense)	30	(11)	(18)

Net loss	(114,970)	(48,320)	(17,710)
Preferred stock deemed dividend	—	(2,056)	—

Net loss attributable to common stockholders	$(114,970)	$(50,376)	$(17,710)

Net loss per share:
Net loss per common share, basic and diluted	$(4.63)	$(4.23)	$(13.73)

Weighted-average shares used to compute basic and diluted net loss per common share	24,827	11,916	1,289

Comprehensive loss:
Net loss	$(114,970)	$(48,320)	$(17,710)
Unrealized (loss) gain on marketable securities	(55)	6	—

Comprehensive loss	$(115,025)	$(48,314)	$(17,710)

See accompanying notes to consolidated financial statements.

RECEPTOS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	39,376	$27,260	—	$—	1,739	$2	$7,310	$—	$(29,879)	$(22,567)
Net loss	—	—	—	—	—	—	—	—	(17,710)	(17,710)
Stock-based compensation expense	—	—	—	—	—	—	220	—	—	220
Issuance of Series B convertible preferred stock and common stock warrants	—	—	12,358	12,556	—	—	—	—	—	—
Issuance of common stock, net of repurchase liability and including vesting of stock option early exercises	—	—	—	—	550	—	43	—	—	43
Issuance of common stock upon exercise of warrants	—	—	—	—	128	—	10	—	—	10
Vesting of restricted common stock subject to repurchase	—	—	—	—	—	—	21	—	—	21

Balance at December 31, 2012	39,376	27,260	12,358	12,556	2,417	2	7,604	—	(47,589)	(39,983)
Net loss	—	—	—	—	—	—	—	—	(48,320)	(48,320)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	6	—	6
Stock-based compensation expense	—	—	—	—	—	—	2,969	—	—	2,969
Issuance of Series B convertible preferred stock	—	—	20,596	21,192	—	—	—	—	—	—
Preferred stock deemed dividend	—	—	—	2,056	—	—	(2,056)	—	—	(2,056)
Conversion of convertible preferred stock into common	(39,376)	(27,260)	(32,954)	(35,804)	9,644	10	63,054	—	—	63,064
Initial public offering of common stock	—	—	—	—	5,933	6	75,003	—	—	75,009
Vesting of restricted common stock subject to repurchase	—	—	—	—	—	—	79	—	—	79
Issuance of common stock upon exercise of options and warrants	—	—	—	—	356	—	27	—	—	27

Balance at December 31, 2013	—	—	—	—	18,350	18	146,680	6	(95,909)	50,795
Net loss	—	—	—	—	—	—	—	—	(114,970)	(114,970)
Unrealized loss on marketable securities		—	—	—	—	—	—	(55)	—	(55)
Stock-based compensation expense	—	—	—	—	—	—	11,148	—	—	11,148
Issuance of common stock in secondary offerings	—	—	—	—	13,056	13	701,615	—	—	701,628
Vesting of restricted common stock subject to repurchase and restricted stock units	—	—	—	—	2	—	(15)	—	—	(15)
Issuance of common stock upon exercise of options, net of repurchase of restricted common stock	—	—	—	—	108	—	956	—	—	956

Balance at December 31, 2014	—	$—	—	$—	31,516	$31	$860,384	$(49)	$(210,879)	$649,487

See accompanying notes to consolidated financial statements.

RECEPTOS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(114,970)	$(48,320)	$(17,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,148	2,969	220
Depreciation and amortization	236	350	656
Deferred rent	(112)	(116)	27
Amortization of discount on marketable securities	1,948	64	—
Accretion of debt discount and exit fee	434	126	—
Amortization of debt issuance costs	100	23	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(3,751)	(363)	(278)
Restricted cash in connection with leased facility and corporate credit card	(162)	(25)	—
Accounts payable	2,522	4,077	557
Accrued expenses	8,606	5,643	122
Accrued compensation and benefits	2,452	970	216
Deferred revenue	(700)	(2,225)	(2,228)

Net cash used in operating activities	(92,249)	(36,827)	(18,418)

Cash flows from investing activities
Purchases of marketable securities	(324,094)	(45,743)	—
Maturities and sales of marketable securities	154,125	—	—
Purchases of property and equipment	(642)	(70)	(214)

Net cash used in investing activities	(170,611)	(45,813)	(214)

Cash flows from financing activities
Proceeds from issuance of common stock, net	701,887	75,009	—
Proceeds from exercise of common stock options and warrants, net of repurchase of restricted common stock	956	27	41
Proceeds from issuance of convertible preferred stock, net	—	21,192	12,556
Net proceeds from borrowings under term loan	—	4,790	—
Proceeds from early exercises of stock options	—	—	126
Other	(162)	—	—
Repayment of borrowings under terms loan	(5,348)	—	—

Net cash provided by financing activities	697,333	101,018	12,723

Net increase (decrease) in cash and cash equivalents	434,473	18,378	(5,909)
Cash and cash equivalents at beginning of period	23,805	5,427	11,336

Cash and cash equivalents at end of period	$458,278	$23,805	$5,427

Supplemental disclosure of cash flow information:
Conversion of Series A and B Preferred Stock to common stock	$—	$63,064	$—

Accrued expenses relating to deferred offering costs	$259	$254	$77

Release of repurchase liability for stock options and restricted stock shares	$62	$79	$32

Amounts accrued for capital expenditures	$291	$—	$—

Cash paid for interest	$410	$259	$—

Non-cash financing activity:
Preferred stock deemed dividend	$—	$2,056	$—

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

Liquidity

The Company has incurred losses and negative cash flows from operating activities since inception. As of December 31, 2014, the Company had an accumulated deficit of $210.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its drug candidates; (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company had cash, cash equivalents and short-term investments of $671.9 million as of December 31, 2014. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next twelve months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the US (US GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to clinical trial accruals and stock-based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents

The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments. As of December 31, 2014, cash and cash equivalents include cash in readily available checking and money market accounts, as well as government sponsored entities. As of December 31, 2013, cash and cash equivalents include cash in readily available checking and money market accounts, as well as corporate debt securities.

Short-Term Investments

The Company carries short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair-value hierarchy. The Company records unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities are determined using the specific identification method and the Company includes net realized gains and losses in interest income.

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

Restricted Cash

Restricted cash as of December 31, 2014 consists of $216,000 to secure lines of credit associated with leased facilities and $50,000 to secure the Company’s corporate credit card. The short term portion of restricted cash is grouped within prepaid expenses and other current assets while the long term portion of restricted cash is grouped with other assets.

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

The carrying amounts of all cash equivalents, accounts payable, accrued expenses and accrued compensation and benefits are reasonable estimates of their fair value because of the short nature of these items. The Company reports its available-for-sale securities at their estimated fair value based on quoted market prices for identical or similar instruments.

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

Property and Equipment

Property and equipment is carried at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to ten years). The Company amortizes leasehold improvements over the lease term or the useful life of the improvement, whichever is shorter (including any renewal periods that are deemed to be reasonably assured). The Company expenses repair and maintenance costs that do not improve service potential or extend economic life as such costs are incurred.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses during the years ended December 31, 2014, 2013 and 2012.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options granted to employees and members of its board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model, net of estimated forfeitures. In estimating fair value for options issued under the 2013 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified method. Expected life is calculated in two tranches based on the employment level defined as director or employee. The risk-free rate used in calculating fair value of stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method. In accordance with the authoritative accounting literature, options subject to both performance and time-based vesting conditions are expensed using an accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards, resulting in accelerated expense recognition during the earlier vesting periods. The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. The calculation of the net loss per share during 2014 and 2013 includes the impact of the conversion of 72.3 million shares of convertible preferred stock into 9.6 million shares of common stock on May 14, 2013 in connection with the Company’s initial public offering. The calculation of the weighted-average number of shares outstanding excludes shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 0.2 million, 0.5 million and 0.9 million shares as of December 31, 2014, 2013 and 2012, respectively.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities, consisting of common stock options, to be anti-dilutive. The calculation of net loss per share excludes potentially dilutive common stock options totaling 1.8 million and 3.8 million as of December 31, 2014 and 2013. Potentially dilutive securities not included in the calculation of diluted net loss per share as of December 31, 2012 were shares of convertible preferred stock convertible into shares of common stock and common stock options totaling 6.9 million.

Recent Accounting Pronouncements

Revenue Recognition

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU), which updated the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not expect the application of the updated guidance will have a material impact on its financial position, results of operations or cash flows.

Presentation of Financial Statements—Going Concern

In August 2014, the FASB issued an ASU, which requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

Income Statement—Extraordinary and Unusual

In January 2015, the FASB issued an ASU which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

3. Short-Term Investments

The Company invests its excess cash in available-for-sale securities consisting of money market funds, commercial paper, government-sponsored entities and debt instruments of financial institutions and corporations. Available-for-sale securities with maturities of three months or less from date of purchase are classified as part of cash equivalents in the accompanying consolidated balance sheets. Available-for-sale securities with maturities greater than three months from date of purchase are classified as part of short-term investments in the accompanying consolidated balance sheets.

Available-for-sale securities classified as cash equivalents amounted to $411.6 million and $19.1 million as of December 31, 2014 and 2013, respectively.

The carrying value of available for sale securities classified as short-term investments consisted of the following (in thousands):

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$30,164	$34	$—	$30,198
Government sponsored entities	73,623	—	(9)	73,614
Corporate debt securities	109,913	—	(74)	109,839

Total	$213,700	$34	$(83)	$213,651

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$18,927	$17	$—	$18,944
Corporate debt securities	26,752	—	(11)	26,741

Total	$45,679	$17	$(11)	$45,685

All of the Company’s available-for-sale securities held at December 31, 2014 and December 31, 2013 had maturity dates of less than 17 months and 12 months, respectively. The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The following table summarizes the Company’s short-term investments which are in an unrealized loss position as of December 31, 2014, (in thousands):

	As of December 31, 2014
	Amortized Cost	Unrealized Losses	Fair Market Value
Government sponsored entities	$55,259	$(9)	$55,250
Corporate debt securities	106,101	(74)	106,027

Total	$161,360	$(83)	$161,277

The following table summarizes the contract maturity of the available-for-sale securities the Company held as of December 31, 2014, (in thousands):

Fair Market Value
Maturing within 1 year	$193,926
Maturing after 1 year through 2 years	$19,725

Total	$213,651

At neither December 31, 2014 nor 2013, none of the Company’s available-for-sale securities was in a material unrealized loss position. The Company reviewed its investment holdings as of December 31, 2014 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than twelve months. As such, the Company has not recognized any such impairment in its financial statements. The Company did not realize any significant gains or losses on sales of available-for-sale securities for the years ended December 31, 2014 and 2013.

4. Fair Value Measurements

Available-for-sale investment securities are classified within the fair-value hierarchy as defined by authoritative guidance. The Company obtains the fair value of its Level 2 financial instruments from the custodian bank or from a professional pricing service. The Company’s Level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market price, calculated price or quotes from third-party pricing services. The Company validates fair value through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2014 and 2013.

The fair value of the Company’s investment holdings is summarized in the following tables (in thousands):

	As of December 31, 2014
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$67,374	$67,374	$—	$—
Commercial paper	30,198	—	30,198	—
Government sponsored entities	417,814	417,814	—	—
Corporate debt securities	109,839	—	109,839	—

Total	$625,225	$485,188	$140,037	—

	As of December 31, 2013
	Total Fair Value	Fair Value Determined Under
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,147	$8,147	$—	$—
Commercial paper	18,944	—	18,944	—
Corporate debt securities	37,649	—	37,649	—

Total	$64,740	$8,147	$56,593	—

5. Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	December 31,
	2014	2013
Prepaid research and development services	$751	$—
Interest receivable	1,035	277
Prepaid-insurance	986	321
Prepaid contract research costs	90	—
Other prepaid costs	741	316

Total	$3,603	$914

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

	Useful	December 31,
	life	2014	2013
Laboratory equipment	3 years	$3,054	$2,860
Computer equipment and software	3 years	36	19
Furniture and fixtures	5 to 10 years	812	131
Leasehold improvements	5 to 10 years	880	854

		4,782	3,864
Less accumulated depreciation and amortization		3,816	3,595

Property and equipment, net		$966	$269

Accrued Expenses

The following table summarizes major classes of accrued expenses (in thousands):

	December 31,
	2014	2013
Accrued clinical trial services	$11,149	$3,197
Accrued royalty payable	—	550
Other accrued expenses	5,012	3,865

Total	$16,161	$7,612

6. Collaborative Arrangements

In December 2011, the Company entered into a co-exclusive Collaboration Agreement with Ono Pharmaceutical Co., Ltd., or Ono, to utilize the Company’s proprietary GPCR structure determination technologies for the identification of a high resolution novel protein crystal structure of an Ono proprietary GPCR drug discovery target. In December 2011, Ono paid the Company an upfront fee as consideration for technology access. The Company determined there was one unit of accounting under the Collaboration Agreement, and as such, recognized the upfront fee as collaborative revenue on a straight-line basis over the expected period of performance of the arrangement. The Collaboration Agreement also provided for certain other milestone payments which the Company concluded did not meet the definition of a substantive milestone, inasmuch as achievability was reasonably assured at the inception of the Collaboration Agreement. Such milestone payments were also deferred and were amortized over the estimated period of performance of the arrangement. In December 2013, the Collaboration Agreement was amended to allow for the early termination of the research term and the Company agreed to perform technology transfer and training with respect to, and to grant Ono a non-exclusive sublicense to, the Company’s GPCR technology platform for high-resolution crystal structure determination (the Amendment). Pursuant to the Amendment, the Company received upfront license and collaborative research termination fees totaling $3.7 million in the first quarter of 2014. The Company determined there was one unit of accounting under the Amendment. As such, the upfront fees of $3.7 million, along with the remaining deferred revenue of $0.7 million from the Collaboration Agreement, were amortized over the revised expected period of performance of 12 months.

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

Revenue under the Collaboration Agreement, as amended, with Ono for the years ended December 31, 2014 and 2013 was $5.9 million and $4.6 million, respectively.

The Company remains eligible for (i) future technology transfer milestone payments of up to an additional $0.8 million (upon satisfaction of certain predetermined criteria), (ii) research milestone payments of up to another $1.8 million based on successful completion of certain research activities and (iii) development milestone payments of up to $13.5 million for the achievement of development milestones based solely upon Ono’s performance.

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

During the years ended December 31, 2014, 2013 and 2012, consideration paid to TSRI under this agreement was $0.3 million, $25,000 and $10,000, respectively. Included in accrued expenses in the consolidated balance sheet as of December 31, 2013 are accrued royalties associated with this agreement of $0.3 million. As of December 31, 2014, the Company was not required to record an accrual for royalties.

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

Royalty consideration paid to TSRI under this agreement for the years ended December 31, 2014, 2013 and 2012, was $0.3 million, $0.2 million and $0.5 million, respectively. Included in accrued expenses in the consolidated balance sheet as of December 31, 2013 are accrued royalties associated with this agreement of $0.2 million. As of December 31, 2014, the Company was not required to record an accrual for royalties.

Operating Lease

On December 24, 2014, the Company moved into its new laboratory and office space headquartered in San Diego, California, The lease commenced in December 2014 and expires in December 2024. The lease can be terminated by the Company after five years, subject to payment of a lease termination fee as well as certain other costs. The Company has the option to extend the term of this lease for an additional five-year period with a base rent equal to the then market rate. Under the terms of the lease the Company maintains a letter of credit totaling $0.1 million which is included in other assets in the accompanying consolidated balance sheets. During construction, under the appropriate accounting guidance, the Company was considered to be the owner of the property and accordingly capitalized the asset at fair value and an offsetting lease liability in its consolidated balance sheets. Upon completion of the construction, under the appropriate accounting guidance the Company is no longer considered to be the owner of the property and accordingly has removed the associated asset and liability from its consolidated balance sheets.

The Company previously occupied laboratory and office space under a lease which expires in January 2015. Under the terms of the lease the Company maintains a letter of credit totaling $0.1 million which is included in other assets in the accompanying consolidated balance sheets. The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease term. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. The Company also pays property taxes, maintenance and insurance, in addition to rent. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $0.9 million and $0.8 million, respectively.

Future minimum lease payments due under facility leases are as follows (in thousands):

2015	$494
2016	1,689
2017	1,740
2018	1,792
2019	1,846
Thereafter	10,052

Total future minimum lease payments due facility leases	$17,613

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2014, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

9. Stockholders’ Equity

Common Stock

Restricted Common Stock.

The Company’s 2008 Stock Plan allowed for the early exercise of option awards issued under the plan. As of December 31, 2014, options for the purchase of 982,000 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 133,000 are unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. This repurchase obligation is included in accrued expenses in the consolidated balance sheets and is not material for any period presented. During the years ended December 31, 2014 and 2013, the Company repurchased from terminated employees 19,000 and 123 unvested shares of common stock, respectively, associated with early exercised option grants. During the year ended December 31, 2012, no shares were repurchased by the Company.

Prior to 2013, the Company issued restricted common stock to certain founders and officers of the Company with both performance-based and time-based vesting provisions. As of December 31, 2014, all remaining outstanding restricted shares are subject to time-based vesting that will lapse over the next year. As of December 31, 2014, 46,000 shares associated with these restricted stock awards were subject to repurchase by the Company.

Public Offerings of Common Stock.

In May 2013, the Company completed the initial public offering of its common stock (the IPO) of 5,933,277 shares of common stock at an offering price of $14.00 per share. The Company received net proceeds of approximately $75.0 million, after deducting underwriting discounts, commissions and offering-related transaction costs of $8.1 million.

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

During November 2014, the Company completed an underwritten public offering of 4,140,000 shares of its common stock at an offering price of $100.00 per share. The Company received net proceeds from this offering of approximately $396.7 million, after deducting underwriting discounts, commissions and offering-related expenses of $17.3 million.

10. Stock-Based Compensation and Equity Plans

2013 Stock Incentive Plan

Prior to the completion of the IPO, the Company issued stock options under its 2008 Stock Plan. Effective upon the closing of the IPO, the Company’s board of directors and stockholders approved the 2013 Stock Incentive Plan (the 2013 Plan). The 2013 Plan provides for the granting of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock units and cash-based awards to employees, non-employee directors, advisors and consultants. The Company has issued under the 2008 Plan and intends to continue to issue under the 2013 Plan both performance-based and time-based stock options and restricted stock awards. Performance-based awards generally vest 25% upon achievement of a milestone event, with monthly time-based vesting over the subsequent 36 months, while time-based awards generally vest over a four-year period commencing on the first anniversary of the date of grant. Milestone events are specific to corporate goals. Awards generally expire ten years from the date of grant.

As of December 31, 2014, the number of shares authorized for issuance under the 2013 Plan was 1,899,307 of which 360,301 remain available for future issuance. Under the evergreen provision in the 2013 Plan, an additional 1,260,656 shares became authorized and available for future grant on January 1, 2015.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2014 (in thousands except weighted-average amounts):

	# Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	1,398	$14.78	9.4
Granted	749	43.68
Exercised	(127)	7.51
Cancelled / forfeited	(93)	18.68

Outstanding at December 31, 2014	1,927	$26.31	8.8	$185,392.6

Vested or expected to vest at December 31, 2014(2)	2,060	$24.84	9.0	$201,266.4

Exercisable at December 31, 2014	472	$16.40	8.4	$50,064.8

(1)	The aggregate intrinsic value of options as of December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $122.51
(2)	A portion of the Company’s stock options have been early exercised and are not outstanding. As of December 31, 2014, vested or expected to vest included 133,000 options which were early exercised and are still subject to future vesting (and which may be repurchased by the Company in the event the option holder ceases to provide services to the Company).

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $7.3 million, $0.3 million and $24,000, respectively, determined as of the date of exercise. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a full valuation allowance on its deferred tax assets. The fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $5.8 million, $0.6 million and $1.1 million, respectively.

Stock Compensation Expense

The Company uses the Black-Scholes model to estimate the grant date fair value of its stock options. The weighted-average assumptions underlying the calculation of grant date fair value include the following:

	Year ended December 31,
	2014	2013	2012
Risk free interest rate	2.0%	1.4%	1.1%
Expected term (years)	6.1	6.1	6.0
Expected volatility	114.7%	105.9%	94.2%
Expected dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was approximately $38.63, $15.28 and $0.30, respectively.

The following table summarizes share-based compensation expense for all awards granted (in thousands):

	Year ended December 31,
	2014	2013	2012
Research and development	$5,497	$1,360	$192
General and administrative	5,651	1,609	28

Total share-based compensation expense	$11,148	$2,969	$220

As of December 31, 2014, unrecognized compensation expense related to non-vested stock options totaled $33.4 million. Such compensation expense is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

Effective upon closing of the IPO, the Company’s board of directors and the stockholders approved the Employee Stock Purchase Plan (the ESPP). The purpose of the ESPP is to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The ESPP is qualified under Section 423 of the Code and upon activation, permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any on offering period.

As of December 31, 2014, the number of shares authorized for issuance under the ESPP was 343,000. Under the evergreen provision in the ESPP, an additional 315,000 shares became authorized and available for future grant on January 1, 2015. The Company has not yet activated the ESPP plan, and accordingly, the Company has not issued any shares under the ESPP and has not recognized any stock-based compensation related to the ESPP.

11. Income Taxes

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	Year ended December 31,
	2014	2013	2012
Expected income tax benefit at federal statutory tax rate	$(39,090)	$(16,429)	$(6,021)
State income taxes, net of federal benefit	(6,431)	(2,694)	(1,019)
Permanent items	1,260	558	82
Research credits	(2,631)	(2,393)	(477)
Removal of net operating losses and research and development credits	42,561	20,527	6,774
Change in valuation allowance	4,331	431	661

Income tax (benefit) expense	$—	$—	$—

The following table summarizes the significant components of deferred tax assets (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Depreciation and amortization	$447	$499
Deferred revenue	—	279
Stock options	3,331	543
Unrealized foreign currency exchange loss	1,174	—
Accrued expenses and reserves	1,426	705

Total deferred tax assets	6,378	2,026
Less: Valuation allowance	6,378	2,026

Net deferred tax assets	$—	$—

At December 31, 2014, the Company had net deferred tax assets of $6.4 million. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of all available evidence, including the Company’s history of losses from inception, management has determined that it is not more likely than not that the net deferred tax assets will be realized. Accordingly, a full valuation allowance has been established to offset the net deferred tax asset for all periods presented.

As of December 31, 2014, the Company had federal and California net operating loss carryforwards of $189.0 million and $187.7 million, respectively, which will begin to expire in 2027 and 2017, respectively. At December 31, 2014, the Company had federal and California research and development tax credit carryforwards of $6.3 million and $3.0 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027. The California research and development tax credit carryforwards are available indefinitely.

The future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to limitation as a result of ownership changes and restructurings that have occurred previously or that could occur in the future. The Tax Reform Act of 1986 (the Act) limits a company’s ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act. The Company has not completed its analysis to determine what, if any, impact the ownership change and restructuring would have on the Company’s ability to utilize its net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $74.5 million and tax credits of $8.2 million generated through 2014 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of December 31, 2014, deferred tax assets do not include approximately $0.8 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryforwards. Accordingly, additional paid-in capital will increase $0.8 million if and when such excess tax benefits are realized. During 2014, no excess tax benefits were realized.

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

The Company is subject to taxation in the US and California and various other states. The Company is subject to tax examination by tax authorities in those jurisdictions for 2009 and forward. The Company’s practice is to recognize interest or penalties related to income tax matters as income tax expense. The Company has no accruals for interest or penalties on its accompanying consolidated balance sheets as of December 31, 2014 and 2013, and has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss for all periods presented.

12. Employee Benefits

The Company has a defined contribution 401(k) plan for all employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. During the years ended December 31, 2014 and 2013, the Company did not make any matching contributions.

13. Selected Quarterly Financial Information (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2014 and 2013 are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Collaborative revenue	$1,350	$1,100	$3,450	$—
Operating expenses	$22,766	$24,171	$33,374	$37,159
Net loss	$(21,500)	$(23,154)	$(32,165)	$(38,151)
Basic and diluted net loss per common share (1)	$(1.01)	$(1.04)	$(1.19)	$(1.32)
2013:
Collaborative revenue	$1,488	$1,238	$1,142	$773
Operating expenses	$9,082	$11,030	$16,550	$15,872
Net loss	$(9,649)	$(9,918)	$(15,565)	$(15,244)
Basic and diluted net loss per common share (1)	$(5.46)	$(0.98)	$(0.88)	$(0.86)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

14. Subsequent Events

In February 2015, the Company amended the lease agreement for its corporate headquarters to increase the leased space by approximately 23,478 square feet, and in connection therewith, also increased the letter of credit for the security deposit held by the landlord from $0.1 to $0.2 million. The Company anticipates occupying the additional space in July 2015.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed June 20, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed June 20, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.2	Third Amended and Restated Investors’ Rights Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.3	Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors’ Rights Agreement, dated February 23, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.4	Omnibus Approval and Amendment with Respect to Series B Preferred Stock Purchase Agreement and Third Amended and Restated Investors’ Rights Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.5	Approval with Respect to Series B Preferred Stock Purchase Agreement, dated March 6, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.6	Third Amended and Restated Right of First Refusal and Co-Sale Agreement, dated February 3, 2012, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

4.7	Form of Omnibus Acknowledgment and Agreement with Respect to Potential Initial Public Offering, dated April 18, 2013, between Receptos, Inc. and certain investors (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.1#	Form of Indemnification Agreement between Receptos, Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.2#	2008 Stock Plan, as amended to date (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.3#	Form of Stock Option Agreement for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.4#	Form of Stock Option Agreement—Early Exercise for options granted under 2008 Stock Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.5#	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.6#	Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreements for awards granted under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.7#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.8	Lease, dated August 24, 2007, between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.9	First Amendment to Lease, dated March 30, 2008, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.10	Second Amendment to Lease, dated May 11, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.11	Amended and Restated Second Amendment to Lease, dated September 15, 2009, by and between Apoptos, Inc. (predecessor to Receptos, Inc.) and BMR-10835 Road to the Cure, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.12	Assignment, dated June 8, 2010, by and between Apoptos, Inc. and Receptos, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.13	Third Amendment to Lease, dated January 6, 2012, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.14	Fourth Amendment to Lease, dated September 30, 2013, by and between Receptos, Inc. and BMR Road to the Cure, LP (successor-in-interest to BMR-10835 Road to the Cure, LLC) (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-193074), originally filed on December 24, 2013).

10.15†	License Agreement, dated June 18, 2009, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.16†	First Amendment to License Agreement, dated June 13, 2011, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.17†	Amendment to License Agreement, dated April 2, 2012, by and between Receptos, Inc. and The Scripps Research Institute (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.18†	License Agreement, dated April 21, 2009, by and between Receptos, Inc. (formerly known as Receptor Pharmaceuticals, Inc.) and The Scripps Research Institute (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.19†	Collaboration Agreement, dated December 20, 2010, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.20†	First Amendment to Collaboration Agreement, dated March 14, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.21†	Second Amendment to Collaboration Agreement, dated March 1, 2011, by and between Receptos, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.22†	License and Technology Transfer Agreement, dated December 28, 2010, by and between Receptos, Inc. and Ortho- McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.23†	Collaboration Agreement, dated December 5, 2011, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.24†	Development License and Option Agreement, dated October 3, 2012, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.25	First Amendment to Development License and Option Agreement, dated January 28, 2013, by and among Receptos, Inc., AbbVie Bahamas Ltd. and AbbVie Inc. (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.26#	Restricted Stock Issuance Agreement, dated November 19, 2010, between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.27#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Robert J. Peach (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.28#	Restricted Stock Issuance Agreement, dated July 30, 2009, between Receptos, Inc. and Marcus F. Boehm (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.29#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Edward Roberts (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.30#	Amended and Restated Consulting Agreement, dated January 24, 2013, between Receptos, Inc. and Hugh Rosen (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.31	Credit and Security Agreement, dated April 19, 2013, between Receptos, Inc., Apoptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.32	Pledge Agreement, dated April 19, 2013, between Receptos, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.41 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.33	Secured Promissory Note, dated April 19, 2013, issued by Receptos, Inc. and Apoptos, Inc. to MidCap Funding III, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

10.34#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Faheem Hasnain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.35#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Graham Cooper (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.36#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Sheila K. Gujrathi, M.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.37#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Robert Peach, Ph.D. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.38#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Marcus F. Boehm, Ph.D. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.39#	Amended and Restated Employment Agreement, dated September 17, 2013, by and between Receptos, Inc. and Chrysa Mineo (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2013).

10.40#	Employment Agreement, dated November 26, 2013, by and between Receptos, Inc. and Christian Waage (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 6, 2014).

10.41†	First Amendment to Collaboration Agreement, dated December 6, 2013, by and between Receptos, Inc. and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2013).

10.42#	Form of Notice of Stock Unit Award and Stock Unit Agreement for awards granted under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 21, 2014

10.43	Lease Agreement, dated April 22, 2014, by and between Receptos, Inc. and ARE-SD Region No.35, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2014)

10.44	First Amendment to Lease, dated July 30, 2014, by and between Receptos, Inc. and ARE-SD Region No. 35, LLC (incorporated reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015)

10.45	Second Amendment to Lease, dated February 13, 2015, by and between Receptos, Inc. and ARE-SD Region No. 35, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-187737), originally filed on April 4, 2013).

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.