Form 10-Q
period 2015-03-31
Receptos, Inc.
filed 2015-05-06
CIK 1463729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 27, 2015 was 31,555,174.

RECEPTOS, INC.

Table of Contents for Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value information)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$111,457	$458,278
Short-term investments	533,112	213,651
Prepaid expenses and other current assets	10,243	3,603

Total current assets	654,812	675,532
Property and equipment, net	1,366	966
Other assets	5,247	1,509

Total assets	$661,425	$678,007

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,586	$7,909
Accrued expenses	32,074	16,161
Accrued compensation and benefits	2,059	4,450

Total current liabilities	43,719	28,520
Deferred rent	3,627	—

Total liabilities	47,346	28,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 31,548 and 31,516 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	31	31
Additional paid-in capital	865,010	860,384
Accumulated comprehensive (loss) income	258	(49)
Accumulated deficit	(251,220)	(210,879)

Total stockholders’ equity	614,079	649,487

Total liabilities and stockholders’ equity	$661,425	$678,007

See accompanying notes to these unaudited condensed consolidated financial statements.

RECEPTOS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Collaborative revenue	$—	$1,350
Operating expenses:
Research and development	36,042	20,007
General and administrative	5,386	2,759

Total operating expenses	41,428	22,766

Loss from operations	(41,428)	(21,416)
Other income (expense):
Interest income	303	73
Interest expense	—	(157)
Foreign currency gain	786	—
Other income (expense)	(2)	—

Net loss attributable to common stockholders	$(40,341)	$(21,500)

Net loss per share:
Net loss per common share, basic and diluted	$(1.29)	$(1.01)

Weighted-average shares used to compute basic and diluted net loss per common share	31,337	21,195

Comprehensive loss:
Net loss	$(40,341)	$(21,500)
Unrealized gain (loss) on marketable securities	307	(13)

Comprehensive loss	$(40,034)	$(21,513)

See accompanying notes to these unaudited condensed consolidated financial statements.

RECEPTOS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(40,341)	$(21,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,780	1,845
Depreciation and amortization	50	89
Deferred rent	577	(33)
Amortization of discount on marketable securities	489	345
Accretion of debt discount and exit fee	—	46
Amortization of debt issuance costs	—	8
Change in operating assets and liabilities:
Prepaid expenses and other assets	(2,206)	(973)
Restricted cash in connection with leased facility and corporate credit card	(76)	—
Accounts payable	1,809	(607)
Accrued expenses	10,877	(1,335)
Accrued compensation and benefits	(2,391)	(963)
Deferred revenue	—	2,600

Net cash used in operating activities	(27,432)	(20,478)
Cash flows from investing activities
Purchases of marketable securities	(408,300)	(86,925)
Maturities and sales of marketable securities	88,657	5,801
Purchases of property and equipment	(582)	(215)

Net cash used in investing activities	(320,225)	(81,339)
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	110,121
Proceeds from exercise of common stock options and warrants, net of repurchase of restricted common stock	850	11
Payment of accrued offering costs	(55)
Other	41	—

Net cash provided by financing activities	836	110,132

Net increase (decrease) in cash and cash equivalents	(346,821)	8,315
Cash and cash equivalents at beginning of period	458,278	23,805

Cash and cash equivalents at end of period	$111,457	$32,120

Supplemental disclosure of cash flow information:
Capitalized costs associated with leased building	$3,050	$—
Accrued expenses relating to prepaid research and development services	$5,100	$—
Release of repurchase liability for stock options and restricted stock shares	$9	$19
Amounts accrued for capital expenditures	$159	$—
Cash paid for interest	$—	$157

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to interim reporting in a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K.

Liquidity

The Company has incurred losses and negative cash flows from operating activities since inception. As of March 31, 2015, the Company had an accumulated deficit of $251.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it (i) continues the development and commercialization of its drug candidates, (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company had cash, cash equivalents and short-term investments of $644.6 million as of March 31, 2015. Based on the Company’s current business plan, management believes that existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next 12 months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Cash and Cash Equivalents

The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments. As of March 31, 2015 and December 31, 2014, cash and cash equivalents include cash in readily available checking and money market accounts, as well as government sponsored entities and corporate debt securities.

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

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. An impairment loss is recognized at the time the Company determines that a decline in the fair value below its cost basis is other-than-temporary. The Company does not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Restricted Cash

Restricted cash as of March 31, 2015 consists of $292,000 to secure lines of credit associated with leased facilities and $50,000 to secure the Company’s corporate credit card. The short term portion of restricted cash is grouped within prepaid expenses and other current assets while the long term portion of restricted cash is grouped with other assets.

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

The carrying amounts of all cash equivalents, accounts payable, accrued expenses and accrued compensation and benefits are reasonable estimates of their fair value because of the short-term nature of these items. The Company reports its available-for-sale securities at their estimated fair value based on quoted market prices for identical or similar instruments.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through March 31, 2015.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options granted to employees and members of its board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model, net of estimated forfeitures. In estimating fair value for options issued under the Company’s 2013 Stock Incentive Plan (2013 Plan), expected volatility was based on historical volatility of comparable publicly-traded companies. As the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term, the Company used the simplified method. Expected life is calculated in two tranches based on the employment level defined as director or employee. The risk-free rate used in calculating fair value of stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method. In accordance with the authoritative accounting literature, options subject to both performance and time-based vesting conditions are expensed using an accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards, resulting in accelerated expense recognition during the earlier vesting periods. The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. The calculation of the weighted-average number of shares outstanding excludes shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 0.1 million and 0.4 million shares as of March 31, 2015 and 2014, respectively.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented, causing any potentially dilutive securities, consisting of common stock options, to be anti-dilutive. The calculation of net loss per share excludes potentially dilutive common stock options totaled 2.1 million and 1.4 million shares as of March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The amended guidance as currently issued will be effective for the Company starting in 2017. On April 29, 2015, the Financial Accounting Standards Board (FASB or Board) issued an exposure draft of a proposed Accounting Standards Update that would delay by one year the effective date of this guidance, but also permits entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

3.	Short-Term Investments

The Company invests its excess cash in available-for-sale securities consisting of money market funds, commercial paper, government sponsored entities and debt instruments of financial institutions and corporations. Available-for-sale securities with maturities of three months or less from date of purchase are classified as part of cash equivalents in the accompanying consolidated balance sheets. Available-for-sale securities with maturities greater than three months from date of purchase are classified as part of short-term investments in the accompanying consolidated balance sheets.

Available-for-sale securities classified as cash equivalents amounted to $71.6 million and $411.6 million as of March 31, 2015 and December 31, 2014, respectively.

The carrying value of available for sale securities classified as short-term investments consisted of the following (in thousands):

	As of March 31, 2015
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Commercial paper	$226,111	$300	$—	$226,411
Government sponsored entities	59,175	13	—	59,188
Corporate debt securities	247,568	8	(63)	247,513

Total	$532,854	$321	$(63)	$533,112

	As of December 31, 2014
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Commercial paper	$30,164	$34	$—	$30,198
Government sponsored entities	$73,623	—	(9)	73,614
Corporate debt securities	109,913	—	(74)	109,839

Total	$213,700	$34	$(83)	$213,651

All of the Company’s available-for-sale securities held at March 31, 2015 and December 31, 2014 had maturity dates of less than 18 months. The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

At March 31, 2015 and December 31, 2014, none of the Company’s available-for-sale securities were in a material unrealized loss position. The Company reviewed its investment holdings as of March 31, 2015 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. As such, the Company has not recognized any such impairment in its financial statements. The Company did not realize any significant gains or losses on sales of available-for-sale securities for the three month period ended March 31, 2015 or the year ended December 31, 2014.

4.	Fair Value Measurements

Available-for-sale investment securities are classified within the fair-value hierarchy as defined by authoritative guidance. The Company obtains the fair value of its Level 2 financial instruments from the custodian bank or from a professional pricing service. The Company’s Level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market price, calculated price or quotes from third-party pricing services. The Company validates fair value through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2015 or the year ended December 31, 2014.

The fair value of the Company’s investment holdings is summarized in the following tables (in thousands):

	As of March 31, 2015
	Total Fair	Fair Value Determined Under
	Value	Level 1	Level 2	Level 3
Money market funds	$68,624	$68,624	$—	$—
Commercial paper	226,411	—	226,411	—
Government sponsored entities	59,188	59,188	—	—
Corporate debt securities	250,530	—	250,530	—

Total	$604,753	$127,812	$476,941	$—

	As of December 31, 2014
	Total Fair	Fair Value Determined Under
	Value	Level 1	Level 2	Level 3
Money market funds	$67,374	$67,374	$—	$—
Commercial paper	30,198	—	30,198	—
Government sponsored entities	417,814	417,814	—	—
Corporate debt securities	109,839	—	109,839	—

Total	$625,225	$485,188	$140,037	$—

5.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid research and development services	$6,143	$751
Interest receivable	1,025	1,035
Prepaid insurance	757	986
Prepaid contract research costs	181	90
Other prepaid costs	2,137	741

Total prepaid expenses and other current assets	$10,243	$3,603

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

		March 31,	December 31,
	Useful life	2015	2014
Laboratory equipment	3 years	3,319	3,054
Computer equipment and software	3 years	37	36
Furniture and fixtures	5 to 10 years	868	812
Leasehold improvements	5 to 10 years	—	880

		4,224	4,782
Less accumulated depreciation and amortization		(2,858)	(3,816)

Property and equipment, net		$1,366	$966

Accrued Expenses

The following table summarizes major classes of accrued liabilities (in thousands):

	March 31,	December 31,
	2015	2014
Accrued research and development services	$19,579	$11,149
Other accrued liabilities	12,495	5,012

Total accrued expenses	$32,074	$16,161

6.	Collaborative Arrangements

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

Revenue under the Collaboration Agreement, as amended, with Ono for the three months ended March 31, 2015 and 2014 was $0.0 and $0.3 million.

The Company remains eligible for (i) future technology transfer milestone payments of up to an additional $0.8 million (upon satisfaction of certain predetermined criteria), (ii) research milestones of up to another $1.8 million based on successful completion of certain research activities and (iii) development milestone payments of up to $13.5 million for the achievement of development milestones based solely upon Ono’s performance.

7.	Commitments and Contingencies

License Agreements

The Company has license agreements with The Scripps Research Institute, or TSRI, that require it to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. The Company’s agreements with TSRI include the following:

S1P1R Modulators License Agreement. In April 2009, the Company entered into a License Agreement with TSRI, whereby the Company received an exclusive worldwide license under the Licensed Patent Rights (as defined in the agreement) for S1P1R modulators and a non-exclusive worldwide license to the Licensed Materials (as defined in the agreement). In consideration, the Company (i) agreed to pay a nominal annual maintenance fee, (ii) is responsible for paying royalties on annual net sales of Licensed Product (as defined in the agreement) ranging between 1.5% and 2.0%, until such time as the expiration of the last valid claim in the Licensed Patent Rights, (iii) is responsible for paying royalties ranging between 0.75% and 1.0%, on annual net sales of Non-Patent Product (as defined in the agreement) until such time as one or more generic versions of such Non-Patent Product are commercially sold and the Company demonstrates to TSRI that sales of such generic products account for a specific percentage of aggregate unit sales in a calendar quarter, (iv) is responsible for paying product development milestone payments not to exceed $4.4 million, and (v) is responsible for paying a percentage of any sublicense revenue payments received by the Company.

Technology Platform License Agreement. In June 2009, the Company entered into a Technology Platform License Agreement with TSRI whereby the Company received an exclusive worldwide license under the Licensed Patent Rights (as defined in the agreement) and a non-exclusive worldwide license under the Know-How (as defined in the agreement). In consideration, the Company (i) agreed to pay a nominal annual maintenance fee beginning after June 18, 2011, which is credited against running royalties during the term of the agreement, (ii) agreed to pay running royalties at a de minimis rate of annual net sales of Company Products (as defined in the agreement) until June 18, 2019, (iii) agreed to pay product development milestone payments not to exceed approximately $1.0 million and (iv) is required to make non-creditable, non-refundable Aggregate Technology Income (ATI) (as defined in the agreement) payments of 7.5% of the first $100 million of cumulative ATI, except that no ATI payments is due on the first $2.5 million in cumulative ATI, and a reduced percentage of that portion of cumulative ATI that is in excess of $100 million. All product development milestone and ATI payments are payable up to June 18, 2027.

Royalty consideration paid to TSRI under these agreement for the three months ended March 31, 2015 and 2014, was $0.0 and $0.6 million, respectively. Royalties are expensed as incurred and are included in research and development expenses in the condensed consolidated statements of operations. As of March 31, 2015, the Company was not required to record an accrual for royalties.

Operating Lease

On December 24, 2014, the Company moved into its new laboratory and office space headquarters in San Diego, California. In February 2015, the Company amended the lease agreement for its 42,047 square foot corporate headquarters to increase the leased space by 23,478 square feet and, in connection therewith, also increased the letter of credit for the security deposit held by the landlord from $0.1 million to $0.2 million. The rent commencement date for the expansion space is the earlier to occur of: (i) the date the Company commences doing business in the expansion space, or (ii) August 2015. The amended lease extended the lease termination date of the original 42,047 square foot space so that the lease termination date of the entire 65,525 square foot premises is 10 years from the rent commencement date for the expansion space. The lease for the entire premises can be terminated by the Company after 66 months from the commencement date, subject to payment of a lease termination fee as well as certain other costs. The Company has the option to extend the term of the lease for the entire premises for an additional five year period with a base rent equal to the then market rate. As part of the amended lease agreement, the company also leased 6,477 square feet of temporary space beginning February 15, 2015 for a term of 20 months. The total estimated rent payments are $30.2 million under the amended lease for the entire premises including the temporary space.

Based on the terms of the amended lease agreement and applicable accounting rules, the Company was deemed to be the owner of the tenant improvements associated with the expansion space. As a result, the Company has included $3.0 million in tenant improvement allowances as a component of other long-term assets with a corresponding amount also included within long-term deferred rent on the Company’s condensed consolidated balance sheet at March 31, 2015.

The Company previously occupied laboratory and office space under a lease which expired in January 2015. Under the terms of the lease the Company maintained a letter of credit totaling $0.1 million.

The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease terms. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. The Company also pays property taxes, maintenance and insurance, in addition to rent. Rent expense for the three months ended March 31, 2015 and 2014 was $0.7 million and $0.2 million, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2015 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

8.	Stockholders’ Equity

Common Stock

Restricted Common Stock

The Company’s 2008 Stock Plan allowed for the early exercise of options issued under the plan. As of March 31, 2015, 104,000 shares are unvested and subject to repurchase resulting from the early exercise of options. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. This repurchase obligation is included in accrued expenses. During the three months ended March 31, 2015 and 2014, the Company repurchased 0 and 12,833 unvested shares, respectively, which were previously purchased pursuant to early exercised stock options.

Prior to 2013, the Company issued restricted common stock to certain founders and officers of the Company. As of March 31, 2015, 37,000 shares associated with these restricted stock awards were subject to repurchase by the Company.

Public Offerings of Common Stock

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

9.	Stock Options and Stock-Based Compensation

The Company’s 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors and consultants. The Company issues both performance-based and time-based stock options and restricted stock awards. Performance-based awards generally vest 25% upon achievement of a milestone event, with monthly time-based vesting over the subsequent 36 months, while time-based awards generally vest over a four-year period commencing on the first anniversary of the date of grant with monthly vesting thereafter. Milestone events are specific to corporate goals. Awards generally expire 10 years from the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2015 (share amounts in thousands):

	# Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2014	1,927	$26.31
Granted	172	114.77
Exercised	(32)	26.44
Forfeited	—	—

Outstanding at March 31, 2015	2,067	$33.68

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The following table summarizes stock-based compensation expense for all equity awards granted (in thousands):

	Three months ended March 31,
	2015	2014
Included in research and development expense	$2,115	$1,037
Included in general and administrative expense	1,665	808

Total stock-based compensation expense	$3,780	$1,845

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K filed with the Securities and Exchange Commission (SEC). As used in this report, unless the context suggests otherwise, “the Company” and “Receptos” mean Receptos, Inc.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapeutics for immune disorders. Our product candidates span three distinct specialty disease areas. We are developing our lead asset, ozanimod, as an oral therapy for the treatment of Relapsing Multiple Sclerosis (RMS) and Inflammatory Bowel Disease (IBD), which consists of Ulcerative Colitis (UC) and Crohn’s Disease (CD). We are developing our second asset, RPC4046, for the treatment of an allergic/immune-mediated disorder, Eosinophilic Esophagitis (EoE), which is an Orphan Disease. Our strategy is to develop best-in-class drug candidates and selectively pursue first-in-class market positions. The mechanism of actions for each of our product candidates has been validated in one or more immunology indications.

Since our inception, we have focused our attention on, and devoted substantial resources to, developing ozanimod and RPC4046. We are focused on three indications for ozanimod, one of which is currently the subject of two Phase 3 studies another for which a Phase 3 study is planned, and the third for which a Phase 2 study is planned. We have initiated a randomized Phase 2 study of RPC4046. In addition, we have a research program developing oral, small molecule positive allosteric modulators (PAMs) of the glucagon-like peptide-1 receptor (GLP-IR) for the treatment of Type 2 Diabetes.

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform, all of which, except for one, have been completed or terminated. Under these agreements we received upfront payments, license fees, research and development funding and research and/or development milestones. We have not generated any revenue from product sales. Through March 31, 2015, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred significant operating losses since our inception in 2008 and, as of March 31, 2015, we had an accumulated deficit of $251.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase substantially as we:

•	advance the current Phase 3 studies of ozanimod in RMS;

•	prepare for and initiate our planned Phase 3 study of ozanimod in UC;

•	prepare for and initiate a Phase 2 study of ozanimod in CD;

•	advance the current Phase 2 study of RPC4046 in EoE;

•	continue research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire additional staff, including clinical, scientific, operational, financial and management personnel.

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

Financial Operations Overview

Revenues

Our revenues to date have been generated from payments under various collaborative research and development arrangements and a license agreement with pharmaceutical and biotechnology companies, all of which, except for one, have been completed or terminated. Under these arrangements, we received upfront payments, license fees and research and development funding. In addition we received payments upon achievement of certain research, development and technology transfer milestones. Certain milestone payments have been based solely upon our counterparty’s performance.

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

To date, we have conducted research on two classes of GPCR-targeted therapeutics, sphingosine 1-phosphate 1 receptor (S1P1R) modulators and glucagon-like-peptide-1 receptor (GLP-1R) positive allosteric modulators (PAMs), including through the utilization of our GPCR technology platform, with the goal of identifying product candidate characteristics that may lead to best-in-class profiles. Our development is focused on three indications for our lead asset ozanimod, one of which is currently the subject of two Phase 3 studies and the others of which are in the planning stages for additional late-stage clinical studies. In the near future, we anticipate the majority of our financial resources will continue to be dedicated to development of ozanimod. We have also initiated clinical development for an in-licensed asset, RPC4046, and we are advancing our GLP-1R PAM program through preclinical development. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical and preclinical development programs.

During the first quarter of 2011, we began tracking external development costs once our lead product candidate development program entered the clinical stage. Such costs were not significant prior to that time. From the beginning of 2011 through March 31, 2015, costs associated with developing ozanimod have been our largest research-related expenditure, representing 67.6% of our total R&D expenses. Such costs totaled $24.6 million, or 68.2% of R&D expenses, for the quarter ended March 31, 2015. We have contracted with a CRO to manage our clinical trials under an agreed upon budget for each study, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing, prior to commencement of the work. Our internal R&D costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2015.

Results of Operations

The period-to-period comparison of our condensed consolidated financial results below is not necessarily indicative of consolidated financial results that will be achieved in future periods.

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations together with the changes in those items in dollars for each of the three months ending March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,		Increase /
	2015	2014	(Decrease)
Collaborative revenue	$—	$1,350	$(1,350)
Research and development expenses	36,042	20,007	16,035
General and administrative expenses	5,386	2,759	2,627
Foreign currency gain	786	—	786

Collaborative Revenue. The following table summarizes our sources of revenue by partner for the three months ended March 31, 2014 (in thousands):

	Amortization of
	upfront Fees and		Research &
	Non-Substantive		Development
	Milestone	Milestone	Funding
Partner	Payments	Payments	Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$1,100	$250	$—	$1,350

Total for the three months ended March 31, 2014	$1,100	$250	$—	$1,350

Collaborative revenue was $0 for the three months ended March 31, 2015, as we received notice in August 2014 that all deliverables specified by the amended agreement between Ono and us had been satisfied in full. Collaborative revenue was $1.4 million for the comparable prior-year period. Revenue for three months ended March 31, 2014 consisted primarily of amortization of upfront fees and milestone payments, which were recognized over the estimated period of performance, and R&D funding received from the amended agreement with Ono. We do not have any active collaborations, however we are eligible to receive potential future milestone payments.

Research and Development Expenses. The following table summarizes our R&D expenses for each of the three months ending March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,		Increase /
	2015	2014	(Decrease)
Third-party clinical trial costs:
Ozanimod – RMS study costs	$18,758	$11,655	$7,103
Ozanimod – UC study costs	5,821	2,404	3,417
RPC4046 – EoE study costs	984	86	898

Total external clinical trial costs	25,563	14,145	11,418
Unallocated R&D costs	10,479	5,862	4,617

Total R&D expenses	$36,042	$20,007	$16,035

R&D expenses were $36.0 million for the three months ended March 31, 2015, compared to $20.0 million for the same period ended March 31, 2014. The increase in R&D costs is primarily related to increased external costs related to our clinical development programs as well as increased personnel costs related to R&D staffing increases over the past 12 months.

General and Administrative Expenses. G&A expenses were $5.4 million for the three months ended March 31, 2015, compared to $2.8 million for the same period ended March 31, 2014. The increase in G&A expenses is primarily related to the expansion of our operating activities and is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $0.9 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees, market research and insurance.

Foreign Currency Gain. We maintain a Swiss franc denominated bank account for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $0.8 million for the three months ended March 31, 2015. This gain primarily reflects the impact of a stronger Swiss franc at March 31, 2015 as compared to December 31, 2014 on our Swiss franc denominated bank account. We did not maintain such bank account in the first quarter of 2014.

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

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $644.6 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations may differ materially from actual results.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(27,432)	$(20,478)
Investing activities	(320,225)	(81,339)
Financing activities	836	110,132

Total	$(346,821)	$8,315

Operating activities. Net cash used in operating activities was $27.4 million for the three months ended March 31, 2015, compared to $20.5 million for the same period of the prior year. The increase in net cash used in operating activities was primarily due to an $18.8 million higher net loss for the three months ended March 31, 2015 compared to the same period of the prior year, partially offset by increases in non-cash stock-based compensation expense of $1.9 million and increases of approximately $9.3 million in net operating assets and liabilities. During the three months ended March 31, 2015 and 2014, the primary use of cash was to fund our clinical trial and other R&D activities. The increase in R&D costs quarter over quarter is a result of increased activity in each of our clinical development activities.

Investing activities. Net cash used in investing activities was $320.2 million for the three months ended March 31, 2015, compared to $81.3 million for the same period of the prior year. During the three months ended March 31, 2015, we made net purchases of marketable securities of $319.6 million with a portion of the proceeds from our secondary offering of common stock in November 2014 and also purchased $0.6 million in equipment to further support our research and development activities. During the three months ended March 31, 2014, we made net purchases of marketable securities of $81.1 million with a portion of the proceeds from our secondary offering of common stock in January 2014 and also purchased $0.2 million in equipment to further support our research and development activities.

Financing activities. During the three months ended March 31, 2015 and 2014, net cash provided by financing activities was $0.9 million and $110.1 million, respectively. During the first quarter of 2015, the net cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options. During the first quarter of 2014, the net cash provided by financing activities was primarily attributable to the net proceeds from our secondary offering of common stock in January 2014.

Off-Balance Sheet Arrangements

Through March 31, 2015, we have not entered into, and did not have any relationships with, unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

  Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our cash primarily in commercial paper and debt instruments of financial institutions, corporations, US government-sponsored agencies and the US Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 100 basis point change in interest rates were to have occurred on March 31, 2015, the fair value of our investment portfolio as of that date could have changed by approximately $2.7 million.

Foreign Currency Exchange Risk

We contract with CROs and investigational sites in several foreign countries, including countries in Eastern and Western Europe and the Asian Pacific. In addition, we purchase certain supplies outside the US, including comparator drug supply for our Phase 3 program in RMS. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have elected to manage a portion of these cash flow exposures through the purchase of Swiss francs. Our Swiss franc holdings are marked to market at the end of each period and any change is recorded as gains or losses in the consolidated statements of operations and comprehensive loss. As of March 31, 2015 we held $29.5 million in Swiss francs. A 10% change in the exchange rate existing at March 31, 2015 would have increased/decreased our unrealized foreign currency loss on our Swiss franc holdings by approximately $3.0 million.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2015 and 2014.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with the other information contained in this quarterly report and the financial statements and notes thereto for the year ended December 31, 2014 contained in our Annual Report on Form 10-K before making your decision whether to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline.

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

We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the quarter ended March 31, 2015 was approximately $40.3 million, and as of March 31, 2015, we had an accumulated deficit of $251.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We are currently conducting two Phase 3 studies of ozanimod in Relapsing Multiple Sclerosis (RMS), preparing for a Phase 3 study of ozanimod in Ulcerative Colitis (UC) and a Phase 2 study of ozanimod in Crohn’s Disease (CD), and conducting a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of ozanimod and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Our existing cash and cash equivalents will not be sufficient for us to complete advanced clinical development of any of our product candidates or, if applicable, to commercialize any product candidate that is approved. Accordingly, we will continue to require substantial additional capital to continue our clinical development activities and potentially engage in commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of our ongoing and planned clinical trials;

•	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, particularly ozanimod;

•	the willingness of the FDA, EMA and other regulatory agencies to accept our clinical and preclinical studies and other work as the basis for review and approval of product candidates;

•	the outcome, costs and timing of seeking regulatory approvals from the FDA, EMA and any similar regulatory agencies;

•	whether AbbVie Bahamas Ltd. and AbbVie Inc., which we refer to together as AbbVie, exercises its option, following the availability of results from the planned Phase 2 trial of RPC4046 in EoE, to collaborate with us on the development and commercialization of RPC4046;

•	the number of product candidates and indications that we pursue, whether developed from our research program for glucagon-like peptide-1 small molecule positive allosteric modulators (GLP-1R PAMs), otherwise developed internally or in-licensed;

•	the timing and costs associated with manufacturing our product candidates for clinical trials and other studies and, if approved, for commercial sale;

•	the availability and costs of placebo and/or comparator drugs used in our clinical trials;

•	our need to expand our development activities and, potentially, our research activities;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of any approved product candidates;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	our need and ability to hire additional management, development and scientific personnel; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

Our business and future success is substantially dependent on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate ozanimod. Our business and future success also depends on our ability to develop successfully, obtain regulatory approval for, and then successfully commercialize our product candidate RPC4046. Our product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply, building of, or partnering with, a commercial organization, substantial investment and significant marketing efforts before any revenues can be generated from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the EMA or any other foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. We cannot assure you that our clinical trials for ozanimod or RPC4046 will be completed in a timely manner, or at all, or that we will be able to obtain approval from the FDA, the EMA or any other foreign regulatory authority for either of these product candidates. We cannot be certain that we will advance any other product candidates into clinical trials. If any of ozanimod, RPC4046 or any future product candidate is not approved and commercialized, we will not be able to generate any product revenues. Moreover, any delay or setback in the development of any product candidate could adversely affect our business and cause our stock price to fall.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and previous clinical trials, as well as data from any interim analysis of ongoing clinical trials, of our product candidates, as well as studies and trials of other products with similar mechanisms of action to our product candidates, may not be predictive of the results of ongoing or future clinical trials. For example, the positive results generated to date in preclinical and Phase 1 and Phase 2 clinical studies for ozanimod in RMS and UC do not ensure that ongoing and future clinical studies, such as our current and proposed Phase 3 programs, will demonstrate similar results or observations. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. With respect to our clinical development of ozanimod in RMS, the recent availability of oral therapies such as Gilenya® (fingolimod), Aubagio® (teriflunomide) and Tecfidera® (dimethyl fumarate) may cause patients to be less willing to participate in our clinical trials. Since RMS is a competitive market in certain regions such as the US and the European Union (EU) with a number of product candidates in development, patients may have other choices with respect to potential clinical trial participation and we may have difficulty in reaching our enrollment targets. In addition, the relatively limited number of RMS patients worldwide may make enrollment more challenging.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The competition in the RMS market is particularly intense. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the branded RMS treatment market today includes the ABCRs (including Avonex® (interferon (IFN) ß-1a), Betaseron® (IFN ß -1b), Copaxone® (glatiramer acetate) and Rebif® (IFN ß-1a)), Tysabri® (natalizumab), Lemtrada™ (alemtuzumab), mitoxantrone, Aubagio®, Gilenya® and Tecfidera®. In April 2015, Biogen and AbbVie announced that the FDA has accepted for review the companies’ BLA requesting marketing approval of ZINBRYTA™ (daclizumab high-yield process) for relapsing forms of multiple sclerosis (MS). This follows the March 2015 announcement that their Marketing Authorization Application for ZINBRYTA™ was validated by the European Medicines Agency for review in the European Union. In addition, there are a number of active clinical trials ongoing in RMS for additional product candidates. For Inflammatory Bowel Disease (IBD), which consists of UC and Crohn’s Disease (CD), drug sales from four therapeutic categories substantially comprise the market, including intestinal anti-inflammatory drugs (including mesalamine, budesonide, hydrocortisone and others), immunosuppressive agents (including Remicade® (infliximab), Simponi® (golimumab), Tysabri®, Cimzia® (certolizumab pegol) and Humira® (adalimumab)) antimetabolites (including methotrexate and others), and lymphocyte trafficking agents (Entyvio® (vedolizumab)). In addition, there are several late-stage pipeline programs in development for IBD indications. For EoE, there are currently no approved drugs indicated for that disorder, although steroids are prescribed off-label and several anti-inflammatory targeted drugs are in development for EoE.

Oral RMS therapies in particular represent competition for us, since ozanimod is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2014, Gilenya® achieved approximately $2.5 billion in worldwide sales. Like ozanimod, Gilenya® is an S1PR modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, ozanimod is in Phase 3 development for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by ozanimod, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been approved. Specifically, in 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and in March 2013, Biogen Idec’s Tecfidera® became the third oral therapy approved for RMS. Although not an S1PR modulator, Tecfidera® in particular has built upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. In 2014, Tecfidera® achieved $2.9 billion in worldwide sales. In the development pipeline for oral therapies, Nerventra®‘s sponsors (Teva Pharmaceutical Industries Ltd. and Active Biotech AB) have announced their commitment to pursue US registration based on a phase 3 RMS study currently estimated to be completed in June 2018. Beyond Gilenya®, which is approved, the late-stage S1PR modulator drug pipeline of potential competition in RMS consists of two other active programs, MT-1303 (under development by Mitsubishi Tanabe), and ponesimod (under development by Actelion). Mitsubishi Tanabe completed Phase 2 studies of MT-1303 in RMS and psoriasis in 2014 and in 2015 initiated a Phase 2 study in CD. Actelion has announced plans to initiate a Phase 3 program for ponesimod in RMS as well as Graft-versus-host disease (GVHD) and Systemic lupus erythematosus (SLE). Novartis has diverted development of siponimod to SPMS. In June 2014, Merck KGaA announced that it had reached a mutual agreement with Ono Pharmaceutical Co., LTD. to terminate the license agreement for a fourth program, ceralifimod (Ono-4641), because it did not meet Merck’s criteria for further investment.

Although we believe ozanimod has the potential to demonstrate differentiation as the best S1PR modulator in RMS, as clinical development of ozanimod is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of ozanimod in RMS or as a result of its safety profile. With respect to efficacy, for example, whereas Gilenya® is a non-selective S1PR modulator with activity on four of the five S1P receptors and ozanimod is by comparison more selective for the S1P1R and to a lesser extent the S1P5R, it is possible that efficacy for an S1PR modulator benefits from, and is potentially dependent upon, broader activity among the S1P receptors and that ozanimod’s profile will not result in best-among-S1PR modulator effectiveness, or even meaningful effectiveness. Moreover, although we believe ozanimod has the potential for clinically meaningful improved safety features, late-stage clinical trial results may be inconsistent with earlier studies and not support such a safety profile. Inasmuch as ozanimod will, if approved in RMS, be entering a market in which the first approved oral therapy (Gilenya®, which is also an S1PR modulator) will have been available since 2010, the absence of differentiation for ozanimod as the best S1PR modulator in RMS may adversely affect the ability of ozanimod to be approved for commercialization. If approved, the absence of differentiation for ozanimod as the best S1PR modulator in RMS would adversely affect the ability of ozanimod to gain market share and otherwise be commercialized successfully. In addition, at such time as ozanimod is approved for marketing in RMS, if ever, the patent protection for Gilenya® may have lapsed, in which case generic treatments of Gilenya® may be available. The competition represented by generic alternatives to or versions of an S1PR modulator, including the expected lower cost of any such generic alternatives, would adversely affect the ability of ozanimod, if approved, to gain market share and otherwise be commercialized successfully.

We have publically disclosed results of the induction and maintenance periods of a Phase 2 study of ozanimod in UC and plan to initiate in 2015 a Phase 3 program for ozanimod in UC. Although we believe ozanimod has the potential to be the best orally administered therapy, as well as the first S1PR modulator approved, for the treatment of UC, as clinical development of ozanimod in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of ozanimod in UC, the safety profile of ozanimod or the relative pace of development and potential timing for regulatory approval, if any, of ozanimod in UC. To our knowledge, currently there are no other S1P1 modulators in Phase 2 clinical trials for UC. It is possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of ozanimod in UC), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), Pfizer’s oral JAK tyrosine kinase inhibitor which is approved for Rheumatoid Arthritis, is currently in Phase 3 development for UC. Although Xeljanz® is not an S1PR modulator, its advanced stage of development relative to ozanimod in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC. KRP203, a non-selective S1PR modulator being developed by Kyorin and Novartis, has completed a Phase 2 exploratory trial for UC under Novartis sponsorship. If ozanimod is not the first-approved S1PR modulator for UC, the ability of ozanimod to be approved for commercialization in UC may be adversely affected. In addition, any off-label use of another S1PR modulator in UC would adversely affect the ability of ozanimod, if approved, to gain market share and otherwise be commercialized successfully in UC.

We have publically disclosed plans to initiate a Phase 2 program for ozanimod in CD in 2015. Although we believe ozanimod has the potential to be a highly competitive orally administered therapy for the treatment of CD, as clinical development of ozanimod in CD is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of ozanimod in CD, the safety profile of ozanimod or the relative pace of development and potential timing for regulatory approval, if any, of ozanimod in CD. To our knowledge, there are two S1PR modulator programs in Phase 2 development for CD, Mitsubishi Tanabe’s MT-1303 and Kyorin’s KRP203 (Japan only development). Xeljanz® (tofacitinib) is currently in Phase 2 development for CD. GED-0301 (Mongersen), Celgene’s oral antisense oligonucleotide targeting SMAD family member 7, has completed Phase 2 and Celgene has initiated a multi-trial clinical program that is designed to support global registrations of GED-0301 in Crohn’s disease.

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

We are subject to a number of additional risks associated with our dependence on collaborations with third parties, the occurrence of which could cause our collaboration arrangements to fail. Conflicts may arise between us and partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our best interests. Any disagreement between us and a partner could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

To date, our sources of revenue have been the upfront and milestone payments received under now-concluded collaborations utilizing our proprietary GPCR platform with Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Eli Lilly & Co., as well as a completed collaboration and ongoing technology transfer program with Ono Pharmaceutical Co., Ltd. We do not expect to receive further payments pursuant to the collaborations with Ortho-McNeil-Janssen Pharmaceuticals and Eli Lilly. Additional payments under the collaboration with Ono Pharmaceutical are based on the achievement of various research and development milestones. Future payments from Ono Pharmaceutical are uncertain because the nature of the research and development activities is inherently uncertain, and Ono Pharmaceutical may choose not to pursue activities that would support achievement of the milestones. If we do not receive any further milestone payments from Ono Pharmaceutical and we are unable to enter into new collaborations utilizing our proprietary GPCR platform, then our reliance on other potential sources of funding for our operations will be increased. Financing from such other potential sources may not be available to us on acceptable terms, or at all.

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

As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, scientific, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively;

•	preparing for commercialization of our product candidates if approved;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	improving our managerial, development, operational and finance systems; and

•	expanding our facilities.

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

The patent portfolio for ozanimod contains patents and patent applications directed to compositions of matter for ozanimod and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of March 31, 2015, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to seven issued US patents and five pending US patent applications as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa, and one pending PCT application. We expect the composition of matter patent for ozanimod (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming ozanimod achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains issued patents and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of March 31, 2015, this in-licensed portfolio consisted of two issued US patents, one pending US patent application, foreign patents in Australia, Israel and New Zealand, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains issued patents and pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as to certain methods of use. As of March 31, 2015, we owned three issued US patents and seven pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Canada, Europe, Japan, Australia, Brazil, China, India, South Korea, Mexico, New Zealand and Russia. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of March 31, 2015, we had exclusive commercial license rights from TSRI to two US patents, one pending US patent application, foreign patents in Canada, France, Germany, Japan, Switzerland and United Kingdom and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patents and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

The trading price of our common stock may at times be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our management has broad discretion in the use of our cash and might not use it in ways that ultimately increase stockholder value. If we do not invest or use our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

As of April 27, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41.1% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our board of directors or compensation committee, and in certain instances (involving non-executive new hires) our chief executive officer and chief financial officer, are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of March 31, 2015, 1,793,000 shares of our common stock were available for future grant under our 2013 Stock Plan. The number of shares of our common stock reserved for issuance under our 2013 Incentive Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan, and (ii) on January 1 of each year through January 1, 2023, by the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. As of March 31, 2015, the number of shares of our common stock available for future grant under our ESPP was 659,000. The number of shares of our common stock reserved for issuance under our ESPP will be increased on January 1 of each year by the lesser of (x) a number of additional shares of our common stock representing one percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan or ESPP may have an adverse effect on the market price of our common stock.

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

Not applicable.

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

RECEPTOS, INC.

Dated: May 6, 2015

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2015

/s/ Graham Cooper
Graham Cooper
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Lease, dated July 30, 2014, by and between Receptos, Inc. and ARE-SD Region No. 35, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015)

10.2	Second Amendment to Lease, dated February 13, 2015, by and between Receptos, Inc. and ARE-SD Region No. 35, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document