Form 10-Q
period 2015-06-30
Receptos, Inc.
filed 2015-07-30
CIK 1463729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 20, 2015 was 31,606,369.

RECEPTOS, INC.

Table of Contents for Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RECEPTOS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value information)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$103,759	$458,278
Short-term investments	475,359	213,651
Prepaid expenses and other current assets	15,044	3,603
Total current assets	594,162	675,532
Property and equipment, net	3,710	966
Other assets	8,524	1,509
Total assets	$606,396	$678,007
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,548	$7,909
Accrued expenses	28,871	16,161
Accrued compensation and benefits	4,575	4,450
Total current liabilities	43,994	28,520
Deferred rent	4,318	—
Total liabilities	48,312	28,520
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 31,601 and 31,516 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	31	31
Additional paid-in capital	874,800	860,384
Accumulated comprehensive (loss) income	67	(49)
Accumulated deficit	(316,814)	(210,879)
Total stockholders' equity	558,084	649,487
Total liabilities and stockholders' equity	$606,396	$678,007

See accompanying notes to these unaudited condensed consolidated financial statements.

RECEPTOS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Collaborative revenue	$—	$1,100	$—	$2,450
Operating expenses:
Research and development	58,852	20,408	94,894	40,415
General and administrative	8,480	3,763	13,866	6,522
Total operating expenses	67,332	24,171	108,760	46,937
Loss from operations	(67,332)	(23,071)	(108,760)	(44,487)
Other income (expense):
Interest income	484	76	787	149
Interest expense	—	(159)	—	(316)
Foreign currency gain	1,190	—	1,976	—
Other income	66	—	64	—
Net loss attributable to common stockholders	$(65,592)	$(23,154)	$(105,933)	$(44,654)

Net loss per share:
Net loss per common share, basic and diluted	$(2.09)	$(1.04)	$(3.38)	$(2.06)
Weighted-average shares used to compute basic and diluted net loss per common share	31,387	22,181	31,362	21,691

Comprehensive loss:
Net loss	$(65,592)	$(23,154)	$(105,933)	$(44,654)
Unrealized gain (loss) on marketable securities	(191)	2	116	(11)
Comprehensive loss	$(65,783)	$(23,152)	$(105,817)	$(44,665)

See accompanying notes to these unaudited condensed consolidated financial statements.

RECEPTOS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(105,933)	$(44,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,371	4,622
Depreciation and amortization	121	141
Deferred rent	1,268	(67)
Amortization of discount on marketable securities	1,140	852
Change in operating assets and liabilities:
Prepaid expenses and other assets	(14,568)	(1,681)
Restricted cash in connection with leased facility and corporate credit card	(76)	—
Accounts payable	2,930	(1,099)
Accrued expenses	11,965	85
Accrued compensation and benefits	125	(59)
Deferred revenue	—	1,500
Net cash used in operating activities	(90,657)	(40,360)
Cash flows from investing activities
Purchases of marketable securities	(439,135)	(98,817)
Maturities and sales of marketable securities	176,402	49,352
Purchases of property and equipment	(3,156)	(213)
Net cash used in investing activities	(265,889)	(49,678)
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	305,166
Proceeds from exercise of common stock options and warrants, net of repurchase of restricted common stock	2,039	45
Payment of accrued offering costs	(55)
Other	43	—
Net cash provided by financing activities	2,027	305,211
Net increase (decrease) in cash and cash equivalents	(354,519)	215,173
Cash and cash equivalents at beginning of period	458,278	23,805
Cash and cash equivalents at end of period	$103,759	$238,978

Supplemental disclosure of cash flow information:
Capitalized costs associated with leased building	$3,050	$12,000
Accrued expenses relating to prepaid research and development services	$817	$—
Release of repurchase liability for stock options and restricted stock shares	$18	$34

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

Recent Developments

On July 14, 2015, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Celgene Corporation, a Delaware corporation (Celgene), and Strix Corporation, a Delaware corporation and a wholly owned subsidiary of Celgene (Purchaser), pursuant to which, and on the terms and subject to the conditions thereof, among other things, on July 28, 2015 Purchaser commenced a tender offer (Offer) to acquire all of our outstanding shares of common stock, subject to certain customary exceptions set forth in the Merger Agreement.  For additional information regarding the Merger Agreement, please refer to Note 10—Subsequent Event.

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

Liquidity

The Company has incurred losses and negative cash flows from operating activities since inception. As of June 30, 2015, the Company had an accumulated deficit of $316.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it (i) continues the development and commercialization of its drug candidates, (ii) works to develop additional drug candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company had cash, cash equivalents and short-term investments of $579.1 million as of June 30, 2015. Based on the Company’s current business plan, management believes that existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next 12 months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make informed estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

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

Cash and Cash Equivalents

The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments. As of June 30, 2015 and December 31, 2014, cash and cash equivalents include cash in readily available checking and money market accounts, as well as government sponsored entities and corporate debt securities.

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

Restricted Cash

Restricted cash as of June 30, 2015 consists of $292,000 to secure lines of credit associated with leased facilities and $50,000 to secure the Company’s corporate credit card. The short term portion of restricted cash is grouped within prepaid expenses and other current assets while the long term portion of restricted cash is grouped with other assets.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that the future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through June 30, 2015.

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

Stock-Based Compensation

The Company incurs stock-based compensation expense related to restricted stock and stock options.  Restricted stock units (RSU) and performance stock units (PSU) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration estimated forfeitures. PSU represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, the Company reassesses the probability of the achievement of such corporate performance goals and any additional expenses resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. The calculation of the weighted-average number of shares outstanding excludes shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 0.1 million and 0.3 million shares as of June 30, 2015 and 2014, respectively.

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented, causing any potentially dilutive securities, consisting of common stock options, to be anti-dilutive. The calculation of net loss per share excludes potentially dilutive common stock options totaled 2.0 million and 2.0 million shares as of June 30, 2015 and 2014, respectively.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. On July 9, 2015, the FASB voted to defer the effective date of its revenue recognition standard by a year but also permits entities to adopt one year earlier if they choose (i.e., the original effective date) and, as a result, the guidance as currently issued will be effective for the Company starting in 2018. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

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

Available-for-sale securities classified as cash equivalents amounted to $71.2 million and $411.6 million as of June 30, 2015 and December 31, 2014, respectively.

The carrying value of available for sale securities classified as short-term investments consisted of the following (in thousands):

	As of June 30, 2015
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Commercial paper	$194,082	$162	$—	$194,244
Government sponsored entities	29,267	3	—	29,270
Corporate debt securities	251,946	6	(107)	251,845
Total	$475,295	$171	$(107)	$475,359

	As of December 31, 2014
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Commercial paper	$30,164	$34	$—	$30,198
Government sponsored entities	$73,623	—	(9)	73,614
Corporate debt securities	109,913	—	(74)	109,839
Total	$213,700	$34	$(83)	$213,651

All of the Company’s available-for-sale securities held at June 30, 2015 and December 31, 2014 had maturity dates of less than 18 months. The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

At June 30, 2015 and December 31, 2014, none of the Company’s available-for-sale securities were in a material unrealized loss position. The Company reviewed its investment holdings as of June 30, 2015 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. As such, the Company has not recognized any such impairment in its financial statements. The Company did not realize any significant gains or losses on sales of available-for-sale securities for the three month period ended June 30, 2015 or the year ended December 31, 2014.

4.	Fair Value Measurements

Available-for-sale investment securities are classified within the fair-value hierarchy as defined by authoritative guidance. The Company obtains the fair value of its Level 2 financial instruments from the custodian bank or from a professional pricing service. The Company’s Level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market price, calculated price or quotes from third-party pricing services. The Company validates fair value through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three months ended June 30, 2015 or the year ended December 31, 2014.

The fair value of the Company’s investment holdings is summarized in the following tables (in thousands):

	As of June 30, 2015
	Total Fair	Fair Value Determined Under
	Value	Level 1	Level 2	Level 3
Money market funds	$71,219	$71,219	$—	$—
Commercial paper	194,242	—	194,242	—
Government sponsored entities	29,269	29,269	—	—
Corporate debt securities	251,848	—	251,848	—
Total	$546,578	$100,488	$446,090	$—

	As of December 31, 2014
	Total Fair	Fair Value Determined Under
	Value	Level 1	Level 2	Level 3
Money market funds	$67,374	$67,374	$—	$—
Commercial paper	30,198	—	30,198	—
Government sponsored entities	417,814	417,814	—	—
Corporate debt securities	109,839	—	109,839	—
Total	$625,225	$485,188	$140,037	$—

5.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

The following table summarizes major classes of prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid research and development services	$1,966	$751
Interest receivable	1,397	1,035
Prepaid insurance	580	986
Prepaid contract research costs	503	90
Other prepaid costs	10,598	741
Total prepaid expenses and other current assets	$15,044	$3,603

Property and Equipment

The following table summarizes major classes of property and equipment (in thousands):

		June 30,	December 31,
	Useful life	2015	2014

Laboratory equipment	3 years	3,619	3,054
Computer equipment and software	3 years	37	36
Furniture and fixtures	5 to 10 years	877	812
Leasehold improvements	5 to 10 years	—	880
Construction in process		2,106	—
		6,639	4,782
Less accumulated depreciation and amortization		(2,929)	(3,816)
Property and equipment, net		$3,710	$966

The following table summarizes major classes of accrued liabilities (in thousands):

	June 30,	December 31,
	2015	2014
Accrued research and development services	$20,049	$11,149
Other accrued liabilities	8,822	5,012
Total accrued expenses	$28,871	$16,161

6.	Collaborative Arrangements

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

Revenue under the Collaboration Agreement, as amended, with Ono for the three and six months ended June 30, 2014 was $1.1 million and $2.5 million, respectively.  No revenue was recognized under the Collaboration Agreement in 2015.

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

Royalty consideration paid to TSRI under these agreements for the three and six months ended June30, 2014 was $0.0 million and $0.6 million, respectively.  No royalty consideration was paid to TSRI under these agreements in 2015.  Royalties are expensed as incurred and are included in research and development expenses in the condensed consolidated statements of operations. As of June 30, 2015, the Company was not required to record an accrual for royalties.

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

Based on the terms of the amended lease agreement and applicable accounting rules, the Company was deemed to be the owner of the tenant improvements associated with the expansion space. As a result, the Company has included $3.0 million in tenant improvement allowances within long-term deferred rent with a corresponding amount also included in other long-term assets on the Company’s condensed consolidated balance sheet at June 30, 2015.

The Company previously occupied laboratory and office space under a lease which expired in January 2015. Under the terms of the lease the Company maintained a letter of credit totaling $0.1 million.

The Company recognizes minimum rent payments and escalation clauses on a straight-line basis over the lease terms. The Company accounts for the difference between the minimum lease payments and the straight-line amount as deferred rent. The Company also pays property taxes, maintenance and insurance, in addition to rent. Rent expense for the three and six months ended June 30, 2015 was $0.8 million and $1.4 million, respectively, and for the three and six months ended June 30, 2014 was $0.1 million and $0.3 million, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2015 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

8.	Stockholders’ Equity

Common Stock

Restricted Common Stock

The Company’s 2008 Stock Plan allowed for the early exercise of options issued under the plan. As of June 30, 2015, 77,000 shares are unvested and subject to repurchase resulting from the early exercise of options. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. This repurchase obligation is included in accrued expenses. During the six months ended June 30, 2015 and 2014, the Company repurchased 10 and 13,870 unvested shares, respectively, which were previously purchased pursuant to early exercised stock options.

Prior to 2013, the Company issued restricted common stock to certain founders and officers of the Company. As of June 30, 2015, 29,000 shares associated with these restricted stock awards were subject to repurchase by the Company.

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

9.	Stock Options and Stock-Based Compensation

The Company’s 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors and consultants. The Company issues both performance-based and time-based stock options and restricted stock awards. Performance-based awards generally vest 25% upon achievement of a milestone event, with monthly time-based vesting over the subsequent 36 months, while time-based awards generally vest over a four-year period commencing on the first anniversary of the date of grant with monthly or yearly vesting thereafter. Milestone events are specific to corporate goals. Awards generally expire 10 years from the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2015 (share amounts in thousands):

		Weighted
		Average
		Exercise
		Price
	# Shares	per Share
Outstanding at December 31, 2014	1,927	$26.31
Granted	172	114.77
Exercised	(84)	25.01
Forfeited	(4)	—
Outstanding at June 30, 2015	2,011	$33.92

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The following table summarizes stock-based compensation expense for all equity awards granted (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$4,195	$1,330	$6,310	$2,367
General and administrative	4,397	1,447	6,061	2,255
Total stock-based compensation expense	$8,592	$2,777	$12,371	$4,622

10.	Subsequent Event

On July 14, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celgene Corporation, a Delaware corporation (“Celgene”), and Strix Corporation, a Delaware corporation and a wholly owned subsidiary of Celgene (“Purchaser”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, on July 28, 2015 Purchaser commenced a tender offer (“Offer”) to acquire all of our outstanding shares of common stock (the “Company Shares”), subject to certain customary exceptions set forth in the Merger Agreement, at a purchase price of $232.00 per Company Share net to the holder thereof in cash (Offer Price), subject to reduction for any applicable withholding taxes, without interest. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, and in accordance with the General Corporation Law of the State of Delaware, Purchaser will be merged with and into the Company and the Company will be the surviving corporation and a wholly owned subsidiary of Celgene (Merger). The obligation of Celgene and Purchaser to complete the Offer and consummate the Merger is subject to certain conditions, including (i) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer (not including Company Shares tendered pursuant to guaranteed delivery procedures unless and until such shares are actually received in accordance with the terms of the Offer), together with the Company Shares then owned by Purchaser, represents at least a majority of all then outstanding Company Shares, (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit, restrict or prevent the Offer, the acquisition of Company Shares by Celgene or Purchaser or the Merger, and (iv) other customary conditions. These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on July 16, 2015.

In addition, at the effective time of the Merger (Effective Time), (i) each outstanding option to purchase Company Shares (Company Option) will be canceled and converted into the right to receive an amount in cash, if any, without interest and less the amount of any tax withholdings, equal to the product of (A) the excess, if any, of (1) the Offer Price over (2) the exercise price per share of such Company Option, and (B) the number of Company Shares underlying such Company Option, and (ii) each outstanding

Company restricted stock unit award (Company RSU Award) will be canceled and converted into the right to receive an amount in cash, if any, without interest and less the amount of any tax withholdings, equal to the product of (A) the Offer Price, and (B) the number of Company Shares underlying such Company RSU Award immediately prior to the Effective Time. To the extent a Company Option or Company RSU Award is unvested as of the Effective Time, the corresponding cash amount will be paid on the later of the Effective Time and December 31, 2015 (Anniversary Date), subject to the former award holder’s continued service through such date (except that such amount will be paid earlier upon a termination of employment without cause, for good reason (i.e., a constructive termination) or due to such former award holder’s death or disability or if the former award is subject to earlier vesting pursuant to the original terms thereof).  Any Company Option or Company RSU Award that is vested or held by a non-employee member of our board of directors will be paid as soon as reasonably practicable (but not later than the first payroll period) after the Effective Time.

On July 20, 2015, a putative class action, Scott v. Receptos, Inc., related to the Merger Agreement was commenced by the filing of a complaint in the Court of Chancery for the State of Delaware, Case No. 11316, against us, members of our Board, Parent and Purchaser.  Four other complaints, Cacioppo v. Hasnain and Rosenberg v. Receptos, Inc., (Case Nos. 11324 and 11325) filed on July 23, Kadin v. Receptos, Inc., filed on July 27 (Case No. 11337), and Rockaway v. Hasnain, filed on July 28, 2015 (Case No. 11346), raise similar putative class claims in the Court of Chancery for the State of Delaware, against some or all of us, members of our Board, Parent and Purchaser. These complaints generally allege breaches of fiduciary duty by the members of our Board in connection with the Merger Agreement. In the Scott, Rosenberg, Kadin and Rockaway actions, the plaintiffs also allege that Parent and Purchaser aided and abetted the purported breaches of fiduciary duty. These complaints seek equitable and injunctive relief, including an order enjoining the defendants from completing the proposed merger transaction, rescission of any consummated transaction, unspecified damages and attorneys’ fees. We believe these lawsuits are wholly without merit, and intend to vigorously defend against them.

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

Forward-looking statements include, but are not limited to, statements about:

•	the pending acquisition by Celgene and our ability to satisfy all of the conditions under the Merger Agreement at all or in the anticipated timeframe;
•	the initiation, cost, timing, progress and results of our research and development activities, including preclinical and clinical studies;
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

Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this quarterly report to conform these statements to actual results or revised expectations. Unless expressly stated otherwise, the statements contained in this Quarterly Report on Form 10-Q have been prepared as if we were going to remain an independent company.

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

Since our inception, we have focused our attention on, and devoted substantial resources to, developing ozanimod and RPC4046. We are focused on three indications for ozanimod, which are being studied in advanced stage clinical trials. We have initiated a randomized Phase 2 study of RPC4046. In addition, we have a research program developing oral, small molecule positive allosteric modulators (PAMs) of the glucagon-like peptide-1 receptor (GLP-IR) for the treatment of Type 2 Diabetes.

We have entered into various collaboration arrangements and a license arrangement related to our G protein-coupled receptor (GPCR) structure-based drug design technology platform, all of which, except for one, have been completed or terminated. Under these agreements we received upfront payments, license fees, research and development funding and research and/or development milestones. We have not generated any revenue from product sales. Through June 30, 2015, we have funded our operations primarily through the sale of our stock and through the receipt of upfront payments, research funding and preclinical milestones from our collaboration arrangements.

We have incurred significant operating losses since our inception in 2008 and, as of June 30, 2015, we had an accumulated deficit of $316.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our drug candidate development programs, our research activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase substantially as we:

•	advance the current Phase 3 studies of ozanimod in RMS and UC;
•	prepare for and initiate a Phase 2 study of ozanimod in CD;
•	advance the current Phase 2 study of RPC4046 in EoE;
•	continue research efforts;
•	maintain, expand and protect our intellectual property portfolio; and
•	hire additional staff, including clinical, scientific, operational, finance and management personnel.

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

On July 14, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celgene Corporation, a Delaware corporation (“Celgene”), and Strix Corporation, a Delaware corporation and a wholly owned subsidiary of Celgene (“Purchaser”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, on July 28, 2015 Purchaser commenced a tender offer (“Offer”) to acquire all of our outstanding shares of common stock (the “Company Shares”), subject to certain customary exceptions set forth in the Merger Agreement, at a purchase price of $232.00 per Company Share net to the holder thereof in cash (Offer Price), subject to reduction for any applicable withholding taxes, without interest. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, and in accordance with the General Corporation Law of the State of Delaware, Purchaser will be merged with and into the Company and the Company will be the surviving corporation and a wholly owned subsidiary of Celgene (Merger). The obligation of Celgene and Purchaser to complete the Offer and consummate the Merger is subject to certain conditions, including (i) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer (not including Company Shares tendered pursuant to guaranteed delivery procedures unless and until such shares are actually received in accordance with the terms of the Offer), together with the Company Shares then owned by Purchaser, represents at least a majority of all then outstanding Company Shares, (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit, restrict or prevent the Offer, the acquisition of Company Shares by Celgene or Purchaser or the Merger, and (iv) other customary conditions. These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on July 16, 2015.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

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

To date, we have conducted research on two classes of GPCR-targeted therapeutics, sphingosine 1-phosphate 1 receptor (S1P1R) modulators and glucagon-like-peptide-1 receptor (GLP-1R) positive allosteric modulators (PAMs), including through the utilization of our GPCR technology platform, with the goal of identifying product candidate characteristics that may lead to best-in-class profiles. Our development is focused on three indications for our lead asset ozanimod,  which is currently in advanced stage   clinical studies. In the near future, we anticipate the majority of our financial resources will continue to be dedicated to development of ozanimod. We have also initiated clinical development for an in-licensed asset, RPC4046, and we are advancing our GLP-1R PAM program through preclinical development. We expect our R&D expenses to increase for the foreseeable future as we advance our clinical and preclinical development programs.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2015.

Results of Operations

The period-to-period comparison of our condensed consolidated financial results below is not necessarily indicative of consolidated financial results that will be achieved in future periods.

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations together with the changes in those items in dollars for each of the three months ending June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Increase /
	2015	2014	(Decrease)
Collaborative revenue	$—	$1,100	$(1,100)
Research and development expenses	58,852	20,408	38,444
General and administrative expenses	8,480	3,763	4,717
Foreign currency gain	1,190	—	1,190

Collaborative Revenue. The following table summarizes our sources of revenue by partner for the three months ended June 30, 2014 (in thousands):

	Amortization of
	upfront Fees and		Research &
	Non-Substantive		Development
	Milestone	Milestone	Funding
Partner	Payments	Payments	Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$1,100	$250	$—	$1,350
Total for the three months ended June 30, 2014	$1,100	$250	$—	$1,350

Collaborative revenue was $0 for the three months ended June 30, 2015, as we received notice in August 2014 that all deliverables specified by the amended agreement between Ono and us had been satisfied in full. Collaborative revenue was $1.1 million for the comparable prior-year period. Revenue for three months ended June 30, 2014 consisted primarily of amortization of upfront fees and milestone payments, which were recognized over the estimated period of performance, and R&D funding received from the amended agreement with Ono. We do not have any active collaborations, however we are eligible to receive potential future milestone payments.

Research and Development Expenses. The following table summarizes our R&D expenses for each of the three months ending June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Increase /
	2015	2014	(Decrease)
Third-party clinical trial costs:
ozanimod – RMS study costs	$35,394	$10,417	$24,977
ozanimod – UC study costs	6,320	2,712	3,608
ozanimod – Crohn's study costs	414		414
RPC4046 – EoE study costs	2,061	894	1,167
Total external clinical trial costs	44,189	14,023	30,166
Unallocated R&D costs	14,663	6,385	8,278
Total R&D expenses	$58,852	$20,408	$38,444

R&D expenses increased $38.4 million, or 188%, primarily related to increased external costs related to our clinical development programs as well as increased personnel costs related to R&D staffing increases over the past 12 months.

General and Administrative Expenses. G&A expenses were $8.5 million for the three months ended June 30, 2015, compared to $3.8 million for the same period ended June 30, 2014. The increase in G&A expenses is primarily related to the expansion of our operating activities and is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $3.0 million, and additional expenditures on outside services, including consulting costs, legal and accounting fees, market research and insurance.

Foreign Currency Gain. We maintain a Swiss franc denominated bank account for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $1.2 million for the three months ended June 30, 2015. This gain primarily reflects the impact of a stronger Swiss franc relative to the U.S. dollar. We did not maintain such bank account in the second quarter of 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,		Increase /
	2015	2014	(Decrease)
Collaborative revenue	$—	$2,450	$(2,450)
Research and development expenses	94,894	40,415	54,479
General and administrative expenses	13,866	6,522	7,344
Foreign currency gain	1,976	—	1,976

Collaborative Revenues.  The following table summarizes our sources of revenue by partner for the six months ended June 30, 2014 (in thousands):

Partner	Upfront Fees and Non- Substantive Milestone Payments	Milestone Payments	Research & Development Funding Payments	Total Revenue
Ono Pharmaceutical Co., Ltd.	$2,200	$250	$—	$2,450
Total for the six months ended June 30, 2014	$2,200	$250	$—	$2,450

Collaborative revenues were $0 for the six months ended June 30, 2015, as we received notice in August 2014 that all deliverables specified by the amended agreement between Ono and us had been satisfied in full. Collaborative revenue was $2.5 million for the comparable prior-year period. Revenue for six months ended June 30, 2014 consisted primarily of amortization of upfront fees and milestone payments, which were recognized over the estimated period of performance, and R&D funding received from the amended agreement with Ono. We do not have any active collaborations, however we are eligible to receive potential future milestone payments.

Research and Development Expenses. The following table summarizes our R&D expenses for the periods indicated (in thousands):

	Six months ended June 30,		Increase /
	2015	2014	(Decrease)
Third-party clinical trial costs:
ozanimod – RMS study costs	$54,152	$22,073	$32,079
ozanimod – UC study costs	12,140	5,116	7,024
ozanimod – Crohn's study costs	529		529
RPC4046 – EoE study costs	3,046	980	2,066
Total external clinical trial costs	69,867	28,169	41,698
Unallocated R&D costs	25,027	12,246	12,781
Total R&D expenses	$94,894	$40,415	$54,479

R&D expenses increased $54.5 million, or 135%, primarily related to increased external costs related to our clinical development programs as well as increased personnel costs related to R&D staffing increases over the past 12 months.

General and Administrative Expenses. G&A expenses were $13.9 million for the six months ended June 30, 2015, compared to $6.5 million for the same period of 2014. The increase in G&A expenses is primarily related to the expansion of our operating activities and costs associated with being a publicly traded company. The overall increase is comprised of an increase in personnel costs related to additional headcount, additional stock-based compensation expense of $3.8 million, and additional expenditures on outside services, including consulting costs, accounting fees and insurance.

Foreign Currency Gain. We maintain a Swiss franc denominated bank account for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $2.0 million for the six months ended June 30, 2015. This gain primarily reflects the impact of a stronger Swiss franc relative to the U.S. dollar. We did not maintain such bank account in the second quarter of 2014.

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

As of June 30, 2015, we had cash, cash equivalents and short-term investments of $579.1 million. During the first half of 2015 and 2014, the primary use of cash was to fund our clinical trials and other R&D activities.  Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations may differ materially from actual results.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(90,657)	$(40,360)
Investing activities	(265,889)	(49,678)
Financing activities	2,027	305,211
Total	$(354,519)	$215,173

Operating activities. Net cash used in operating activities was $90.7 million for the first half of 2015, compared to $40.4 million for the first half of 2014. The increase in net cash used in operating activities was primarily due to a $61.3 million higher net loss for the first half of 2015 compared to the first half of 2014, partially offset by increases in non-cash stock-based compensation expense of $7.7 million and increases of approximately $1.6 million in net operating assets and liabilities.

Investing activities. Net cash used in investing activities totaled $265.9 million for the first half of 2015, compared to $49.7 million for the first half of 2014.  During the first half of 2015, we purchased $439.1 of available-for-sale securities and $176.4 million of our available-for-sale securities matured or were sold during the period.  We also invested $3.2 million in equipment to further support our research and development activities. During the first half of 2014, we purchased $98.8 million of available-for-sale securities with a portion of the proceeds from our secondary offering of common stock in January 2014 and $49.4 million of our available-for-sale securities matured or were sold during the period.

Financing activities. During the first half of 2015 and 2014, net cash provided by financing activities was $2.0 million and $305.2 million, respectively. During the first half of 2015, the net cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options. During the first half of 2014, the net cash provided by financing activities was primarily attributable to the net proceeds from two secondary offerings of our common stock which occurred in January and June 2014.

Off-Balance Sheet Arrangements

Through June 30, 2015, we have not entered into, and did not have any relationships with, unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no substantial changes to our market risks in the six months ended June 30, 2015, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 20, 2015, a putative class action, Scott v. Receptos, Inc., related to the Merger Agreement was commenced by the filing of a complaint in the Court of Chancery for the State of Delaware, Case No. 11316, against us, members of our Board, Parent and Purchaser. Four other complaints, Cacioppo v. Hasnain and Rosenberg v. Receptos, Inc., (Case Nos. 11324 and 11325) filed on July 23, Kadin v. Receptos, Inc., filed on July 27 (Case No. 11337), and Rockaway v. Hasnain, filed on July 28, 2015 (Case No. 11346), raise similar putative class claims in the Court of Chancery for the State of Delaware, against some or all of us, members of our Board, Parent and Purchaser. These complaints generally allege breaches of fiduciary duty by the members of our Board in connection with the Merger Agreement. In the Scott, Rosenberg, Kadin and Rockaway actions, the plaintiffs also allege that Parent and Purchaser aided and abetted the purported breaches of fiduciary duty. These complaints seek equitable and injunctive relief, including an order enjoining the defendants from completing the proposed merger transaction, rescission of any consummated transaction, unspecified damages and attorneys’ fees. We believe these lawsuits are wholly without merit, and intend to vigorously defend against them.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with the other information contained in this quarterly report and the financial statements and notes thereto for the year ended December 31, 2014 contained in our Annual Report on Form 10-K before making your decision whether to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Unless expressly stated otherwise, the statements contained in this Quarterly Report on Form 10-Q have been prepared as if we were going to remain an independent company.

Risks Related to our Pending Acquisition by Celgene

The conditions under the Merger Agreement to Celgene’s consummation of the Offer and the subsequent Merger may not be satisfied at all or in the anticipated timeframe.

On July 14, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celgene Corporation, a Delaware corporation (“Celgene”), and Strix Corporation, a Delaware corporation and a wholly owned subsidiary of Celgene (“Purchaser”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, on July 28, 2015 Purchaser commenced a tender offer (“Offer”) to acquire all of our outstanding shares of common stock (the “Company Shares”), subject to certain customary exceptions set forth in the Merger Agreement, at a purchase price of $232.00 per Company Share net to the holder thereof in cash (Offer Price), subject to reduction for any applicable withholding taxes, without interest. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, and in accordance with the General Corporation Law of the State of Delaware, Purchaser will be merged with and into the Company and the Company will be the surviving corporation and a wholly owned subsidiary of Celgene (Merger). The obligation of Celgene and Purchaser to complete the Offer and consummate the Merger is subject to certain conditions, including (i) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer (not including Company Shares tendered pursuant to guaranteed delivery procedures unless and until such shares are actually received in accordance with the terms of the Offer), together with the Company Shares then owned by Purchaser, represents at least a majority of all then outstanding Company Shares, (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit, restrict or prevent the Offer, the acquisition of Company Shares by Celgene or Purchaser or the Merger, and (iv) other customary conditions. These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on July 16, 2015.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

Furthermore, we, our board of directors, Celgene and Purchaser have been named as defendants in lawsuits brought by purported holders of our common stock challenging our board of directors’ actions in connection with the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. See Part II, Item 1. “Legal Proceedings” for more information regarding such lawsuits. If a settlement or other resolution is not reached in these lawsuits and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

The announcement of, or a failure to consummate, the Offer and the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement and Celgene and Purchaser’s commencement of the Offer could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us or Celgene in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a termination fee (Termination Fee) to Celgene of $230 million. We are subject to several risks as a result of the announcement of the Merger Agreement and the Offer, including, but not limited to, the following:

•

If the Offer and the Merger are not completed, the trading price of the Company Shares may change to the extent that the current trading price of the Company Shares reflects an assumption that the Offer and the Merger will be completed;

•	Certain costs related to the Offer and the Merger, including certain fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the Merger is not consummated;
•

Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the consummation of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•

The attention of our management may be directed toward the consummation of the Offer, the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;

•	The inability to retain certain key employees who may have sought and obtained different employment in anticipation of the consummation of the Offer and the Merger;
•	Our inability to hire capable employees, given the uncertainty regarding the future of the company, in order to execute on our continuing business operations; and
•	A failure of the Offer and the Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Celgene the Termination Fee.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party’s offering a lower value to our stockholders than such third-party might otherwise have offered.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the potential receipt of change in control or other severance payments in connection with the consummation of the Merger.

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

We have incurred significant operating losses since our inception in 2008. Our net loss attributable to common stockholders for the quarter ended June 30, 2015 was approximately $65.6 million, and as of June 30, 2015, we had an accumulated deficit of $316.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue incurring significant research, development and other expenses related to our ongoing operations, and to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We are currently conducting Phase 3 studies of ozanimod in Relapsing Multiple Sclerosis (RMS) and Ulcerative Colitis (UC), have plans to initiate a Phase 2 study of ozanimod in Crohn’s Disease (CD) in 2015, and conducting a Phase 2 study of RPC4046 in Eosinophilic Esophagitis (EoE). Developing pharmaceutical product candidates, including conducting clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and, if we are successful, to commercialize any of our current product candidates. If the US Food and Drug Administration (FDA) or any foreign regulatory agency, such as the European Medicines Agency (EMA), requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of ozanimod and RPC4046, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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

Oral RMS therapies in particular represent competition for us, since ozanimod is being developed as an oral therapy. The first oral treatment for RMS, Novartis’ Gilenya®, was approved in September 2010. In 2014, Gilenya® achieved approximately $2.5 billion in worldwide sales. Like ozanimod, Gilenya® is an S1PR modulator, although non-selective. Whereas Gilenya® is already approved and is currently being marketed, ozanimod is in Phase 3 development for RMS and will require significant additional clinical development before it will be eligible for approval, if ever. Gilenya® will thus have at least a several-year period, prior to any market entrance by ozanimod, in which to acquire additional brand identity and market share. Aside from Gilenya®, other oral therapies for RMS have recently been approved. Specifically, in 2012, Genzyme’s Aubagio® became the second oral therapy approved for RMS, and in March 2013, Biogen Idec’s Tecfidera® became the third oral therapy approved for RMS. Although not an S1PR modulator, Tecfidera® in particular has built upon the shift in treatment paradigm from a largely injectable product landscape to an oral product landscape. In 2014, Tecfidera® achieved $2.9 billion in worldwide sales. In the development pipeline for oral therapies, Nerventra®‘s sponsors (Teva Pharmaceutical Industries Ltd. and Active Biotech AB) have announced their commitment to pursue US registration based on a phase 3 RMS study currently estimated to be completed in June 2018. Beyond Gilenya®, which is approved, the late-stage S1PR modulator drug pipeline of potential competition in RMS consists of two other active programs, MT-1303 (under development by Mitsubishi Tanabe), and ponesimod (under development by Actelion). Mitsubishi Tanabe completed Phase 2 studies of MT-1303 in RMS and psoriasis in 2014 and in 2015 initiated a Phase 2 study in CD. Actelion has announced plans to initiate a Phase 3 program for ponesimod in RMS as well as a Phase 2 study in Graft-versus-host disease (GVHD).  Actelion also plan to initiate a Phase 2 study in  Systemic lupus erythematosus (SLE) with a second S1PR modulator candidate. Novartis has diverted development of siponimod to SPMS. In June 2014, Merck KGaA announced that it had reached a mutual agreement with Ono Pharmaceutical Co., LTD. to terminate the license agreement for a fourth program, ceralifimod (Ono-4641), because it did not meet Merck’s criteria for further investment.

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

We have publically disclosed results of the induction and maintenance periods of a Phase 2 study of ozanimod in UC and have initiated a Phase 3 program for ozanimod in UC. Although we believe ozanimod has the potential to be the best orally administered therapy, as well as the first S1PR modulator approved, for the treatment of UC, as clinical development of ozanimod in UC is conducted and trial results become known it is possible that the data will not support such differentiation, whether as a result of the effectiveness of ozanimod in UC, the safety profile of ozanimod or the relative pace of development and potential timing for regulatory approval, if any, of ozanimod in UC. To our knowledge, currently there are no other S1P1 modulators in Phase 2 clinical trials for UC. It is possible, particularly as clinical results for the use of an S1PR modulator in UC become available (including, for example, from our Phase 2 trial of ozanimod in UC), that an approved therapy, such as Gilenya®, could be used for UC patients notwithstanding the absence of regulatory approval (so called “off-label” use). Where applicable, off-label use of generic alternatives to Gilenya® may also occur. Xeljanz® (tofacitinib), Pfizer’s oral JAK tyrosine kinase inhibitor which is approved for Rheumatoid Arthritis, is currently in Phase 3 development for UC. Although Xeljanz® is not an S1PR modulator, its advanced stage of development relative to ozanimod in UC may provide Xeljanz® with the opportunity to become the first approved oral therapy for UC. KRP203, a non-selective S1PR modulator being developed by Kyorin and Novartis, has completed a Phase 2 exploratory trial for UC under Novartis sponsorship. If ozanimod is not the first-approved S1PR modulator for UC, the ability of ozanimod to be approved for commercialization in UC may be adversely affected. In addition, any off-label use of another S1PR modulator in UC would adversely affect the ability of ozanimod, if approved, to gain market share and otherwise be commercialized successfully in UC.

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

RPC4046 is a recombinant, humanized, high-affinity, selective, anti-interleukin-13 (IL-13) monoclonal antibody. IL-13 antagonists have demonstrated efficacy in preclinical models of allergic and other immunological disorders, with the first human proof-of-concept data being obtained in a Phase 2 study of Genentech’s anti-IL-13 antibody lebrikizumab for the treatment of Asthma. We are currently conducting a Phase 2 clinical study of RPC4046 in an allergic/immune-mediated disorder, EoE, which is an Orphan Disease for which there is currently no FDA-approved therapy. It is possible that other anti-IL-13 antibodies may also pursue approval in EoE. For example, QAX-576, an intravenously administered anti-IL-13 antibody currently in development by Novartis for moderate to severe asthma and immunotherapy for the treatment of breast cancer related upper extremity lymphedema (BCRL), previously  has completed an exploratory single dose Phase 2 study in 25 patients with EoE. The absence of status for RPC4046 as the first-approved therapy in EoE may adversely affect the ability of RPC4046, if approved, to gain market share and otherwise be commercialized successfully in EoE. In particular, the presence of other approved anti-IL-13 therapies may adversely affect the ability of RPC4046 to gain market share and otherwise be commercialized successfully.

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

Security breaches, including with respect to cyber-security, and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our information technology storage and access systems could result in disclosure or dissemination of our proprietary and confidential information that is electronically stored, including research or clinical data, resulting in a material adverse impact on our business, operating results and financial condition. Our security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our electronic storage systems. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results and financial condition.

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

The patent portfolio for ozanimod contains patents and patent applications directed to compositions of matter for ozanimod and multiple chemical scaffolds as well as certain of their metabolites, synthetic intermediates, manufacturing methods, and methods of use. As of June 30, 2015, we owned or had exclusive license (from The Scripps Research Institute (TSRI)) to seven issued US patents and five pending US patent applications as well as corresponding foreign patents and patent applications issued or pending in Canada, Europe, Japan, Australia, Mexico, Eurasia, South Korea, China, New Zealand, Malaysia, Philippines, Singapore, Brazil, India, Israel, and South Africa, and one pending PCT application. We expect the composition of matter patent for ozanimod (which is in-licensed from TSRI), if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide). It is possible, assuming ozanimod achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). Patent term extension may similarly be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2030 to 2032.

The patent portfolio for RPC4046, which is in-licensed from AbbVie, contains issued patents and pending patent applications directed to compositions of matter for RPC4046 and certain of their methods of use. As of June 30, 2015, this in-licensed portfolio consisted of two issued US patents, one pending US patent application, foreign patents in Australia, Israel and New Zealand, and corresponding foreign pending patent applications in Europe, Japan, China, Canada, Australia, Mexico, Norway, Korea, Russia, and Costa Rica. We expect the issued composition of matter patent in the US, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible, assuming RPC4046 achieves regulatory approval, that the term of the composition of matter patent in the US may be extended up to five additional years under the provisions of the Hatch-Waxman Act, although such an extension is subject to AbbVie’s consent where AbbVie does not exercise its option to enter into a global collaboration for RPC4046 with us and we instead receive an exclusive worldwide license to RPC4046, and thus the possibility that AbbVie utilizes or chooses to reserve the opportunity for an extension of that patent in such context for a different drug. We expect the pending foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027. Patent term extension may similarly be available, also subject to AbbVie’s consent, in certain foreign countries upon regulatory approval.

The patent portfolio for our GLP-1R PAMs program contains issued patents and pending patent applications directed to certain compositions of matter for multiple chemical scaffolds as well as to certain methods of use. As of June 30, 2015, we owned three issued US patents and seven pending US patent applications and corresponding foreign patent applications, including one pending PCT application as well as applications pending in Canada, Europe, Japan, Australia, Brazil, China, India, South Korea, Mexico, New Zealand and Russia. We expect the composition of matter patents in the US, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031 to 2032. It is possible that the term of the composition of matter patents in the US, if issued, may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act if a clinical candidate covered by such a patent is selected for development and subsequently receives regulatory approval. We expect the corresponding foreign patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2031 to 2032. Patent term extension may similarly be available in certain foreign countries upon regulatory approval.

The patent portfolio for our proprietary GPCR structure determination portfolio, which is in-licensed from TSRI, includes patents and patent applications directed primarily to methods and compositions for obtaining high resolution crystals of G-protein coupled receptors. As of June 30, 2015, we had exclusive commercial license rights from TSRI to two US patents, one pending US patent application, foreign patents in Canada, France, Germany, Japan, Switzerland and United Kingdom and foreign patent applications in Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, New Zealand and Singapore related to GPCR structure determination. We expect the patents and any patent applications in the US or corresponding foreign patent applications which issue, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2032.

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

The trading price of our common stock may at times be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•

the timing and process for completion of the acquisition of Receptos by Celgene, including potential delays, including as a result of any extension of the waiting period applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as pending lawsuit(s) brought by purported holders of our common stock challenging our board of directors’ actions in connection with the proposed Merger;

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

As of July 14, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41.4% of our outstanding stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our board of directors or compensation committee, and in certain instances (involving non-executive new hires) our chief executive officer and chief financial officer, are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of June 30, 2015, 1,108,000 shares of our common stock were available for future grant under our 2013 Stock Plan. The number of shares of our common stock reserved for issuance under our 2013 Incentive Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2008 Stock Plan, and (ii) on January 1 of each year through January 1, 2023, by the lesser of (x) a number of additional shares of our common stock representing four percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. As of June 30, 2015, the number of shares of our common stock available for future grant under our ESPP was 659,000. The number of shares of our common stock reserved for issuance under our ESPP will be increased on January 1 of each year by the lesser of (x) a number of additional shares of our common stock representing one percent of our then-outstanding shares of common stock and (y) another amount that our board of directors determines. Future option grants and issuances of common stock under our 2013 Stock Plan or ESPP may have an adverse effect on the market price of our common stock.

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

Dated: July 30, 2015

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2015

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

10.3	Agreement, dated July 14, 2015, between the Company and William H. Rastetter

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document